Form 10-K
period 2024-12-31
Mr. Cooper Group Inc.
filed 2025-02-20
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of the error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒
Number of shares of common stock, $0.01 par value, outstanding as of February 14, 2025 was 63,594,620.
As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,157,929,056 based on the closing sales price of $81.23 as reported on the Nasdaq Stock Market.

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

OVERVIEW
Mr. Cooper Group Inc., including our consolidated subsidiaries (collectively, “Mr. Cooper,” the “Company,” “we,” “us” or “our”), is the largest servicer of residential mortgage loans in the U.S. and a major mortgage originator. We also provide real estate property disposition services through our Xome subsidiary.

Our success depends on working with residential mortgage customers as well as government-sponsored investors, private investors, and business partners, to help customers achieve home ownership and manage what is typically their largest and most important financial asset, and by helping our investors and clients maximize the returns from their portfolios of residential mortgages. Investors primarily include government sponsored enterprises (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), investors in private-label securitizations, as well as organizations owning mortgage servicing rights (“MSR”), which engage us for subservicing, special servicing, technology licensing, recapture services, and other value-added services. We are regulated at both the Federal and individual state levels.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Form 10-K.

BUSINESS SEGMENTS
We conduct our operations primarily through two operating segments: Servicing and Originations.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, Segment Information in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, for additional financial information about our segments.

Servicing
As of December 31, 2024, we served 6.7 million customers with an aggregate unpaid principal balance (“UPB”) of $1,556 billion, consisting of $736 billion in owned servicing and $820 billion in subservicing and other. During 2024, we acquired $753 billion UPB of loans, with $516 billion of UPB related to subservicing.

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

In 2024, we continued to grow our servicing portfolio through the acquisition of certain mortgage operation assets of Flagstar Bank, N.A.(“Flagstar”), MSR portfolio acquisitions, growth in our correspondent and co-issue channel, and through growth in our subservicing business. For further discussion regarding the Flagstar transaction, refer to Note 3, Acquisitions in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

Servicing
Where we own the right to service loans, we recognize MSR assets in our consolidated financial statements and have elected to mark this portfolio to fair value each quarter. We primarily generate recurring revenue through contractual servicing fees, which include late payment, modification, and other ancillary fees and interest income on custodial deposits. As the MSR owner, we may be obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan customer has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. As the MSR owner, we generally have the right to solicit our customers for refinance opportunities, which are processed through our direct-to-consumer channel in our Originations segment. Additionally, we may be able to modify or refinance loans pursuant to government programs and earn incentive fees or gain-on-sale revenues from redelivering modified loans to new securitizations.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 4

Subservicing
We service loans on behalf of clients who own the underlying servicing rights or underlying mortgage loans. Since we do not own the right to service the loan, we do not recognize an MSR asset in our consolidated financial statements. We primarily generate revenue based upon a stated fee per loan per month that varies based on the loan’s delinquency status. As a subservicer, we may be obligated to make servicing advances; however, advances are generally limited, with recoveries typically following within 30 days. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR. Capital requirements for subservicing arrangements are substantially lower than for owned MSRs. We also offer high-touch special servicing through our brand Rushmore Servicing.

According to the latest publication by Inside Mortgage Finance, as of the third quarter of 2024, we were the second largest mortgage loan subservicer in the United States. As of December 31, 2024, our subservicing portfolio had a total UPB of $820 billion, which accounted for 53% of the total servicing portfolio. We believe the subservicing operations allows us to leverage the scale of our technology and the productivity of our team members to provide cost effective servicing to clients while limiting the use of capital and liquidity, thereby producing an attractive return on equity.

Focus on the Customer
We are focused on providing quality service to our customers and we have invested significantly in technology solutions to improve the customer experience.

For each loan we service or subservice, we utilize a customer-centric model designed to increase customer performance and to decrease customer delinquencies. Keys to this model include frequent customer interactions and utilization of multiple loss mitigation strategies, particularly in the early stages of default. We train our customer service representatives to find solutions that work for homeowners when circumstances allow. We believe this commitment to continued home ownership improves asset performance for our investors.

Originations
Our Originations segment originates residential mortgage loans with the intent to sell in the secondary market, providing both purchase and refinance opportunities to our existing servicing customers through our direct-to-consumer channel and purchases loans from other originators through our correspondent channel. According to the latest publication by Inside Mortgage Finance, as of the fourth quarter of 2024, we were the 18th largest overall mortgage loan originator in the United States. During the year ended December 31, 2024, we funded $22.8 billion in mortgage loans. Originated loans are classified as held for sale and carried at fair value; we generate revenue through realized and unrealized gains on mortgage loans held for sale associated with the sale of mortgage loans as well as fees earned associated with originating loans. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs. We also originate and purchase government-insured mortgage loans, which are insured by the Federal Housing Administration (“FHA”), Department of Veterans Affairs (“VA”) and U.S. Department of Agriculture (“USDA”). Additionally, we offer closed-end second lien refinance loans and jumbo loans in our direct-to-consumer channel, originating to the standards of our investors.

We utilize warehouse facilities to fund originated loans. When we sell originated mortgage loans to secondary market investors, we generally retain the servicing rights on mortgage loans sold. The mortgage loans are typically sold within 30 days of origination to both mitigate credit risk and minimize the capital required. The majority of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae.

Direct-to-Consumer Channel
We originate loans directly with customers through our direct-to-consumer channel. This channel utilizes our call centers, website and mobile apps, specially-trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach those of our existing 6.7 million servicing customers who may benefit from a new mortgage. Depending on customer eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner. We earn gain-on-sale revenues from securitizing newly-originated loans.

Our direct-to-consumer channel represented 35% and 47% of our mortgage originations for the years ended December 31, 2024 and 2023, respectively, based on funded volume. Pull through adjusted lock volume for this channel was $7.7 billion and $5.7 billion in 2024 and 2023, respectively.

5 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Correspondent Channel
We purchase closed mortgage loans from community banks, credit unions, and independent mortgage bankers. We generate revenue from the receipt of funding fees from correspondents earned on a per loan basis, as well as the gain on sale of loans sold into the secondary market. The correspondent channel serves as a cost-effective means of acquiring new customer relationships for our servicing portfolio.

Our correspondent channel represented 65% and 53% of our mortgage originations for the years ended December 31, 2024 and 2023, respectively, based on funded volume. Pull through adjusted lock volume for this channel was $16.3 billion and $7.1 billion in 2024 and 2023, respectively.

Competition
Our Servicing segment primarily competes against large financial institutions and non-bank servicers. The subservicing market in which we operate is also highly competitive and we face competition related to subservicing pricing and service delivery. Our competitive position is also dependent on our ability to provide excellent customer service, manage delinquent loans and mitigate investor losses, demonstrate compliance with local, state, federal regulations and investor guidelines, and improve technology and processes while controlling our costs.

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

Our primary competitive strengths flow from our highly-efficient platform and our ability to market our products to our servicing portfolio customers. We believe our origination capabilities provide a significant advantage compared to other servicers and subservicers. Our Originations segment is highly dependent on our customer relationships. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the significant market share of the largest competitors, along with the continual need to invest in technology in order to reduce operating costs while maintaining compliance with underwriting standards and regulatory requirements. Our ability to win new clients and maintain existing customers is largely driven by the level of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.

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

Human Capital Resources
Over the last few years, we have cultivated a people-first culture, utilizing team member feedback to drive new initiatives. Mr. Cooper had approximately 7,900 employees as of December 31, 2024 across the U.S. and India.

As a company, Mr. Cooper is grounded in a set of core values - being challengers of convention, champions for our customers and cheerleaders for our team. Our most recent engagement survey, which led to our sixth Great Place to Work® certification, shows how our intentional efforts are making a difference. The survey results also led to recognition by Fortune on their Best Workplaces in Financial Services and Best Workplaces in Texas lists. In addition, Mr. Cooper was recognized by Great Place to Work India on the top 100 Best Companies to Work For list and on their list of Best Workplaces in Banking, Financial Services and Insurance, among other awards.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 6

Talent Management: We invest in attracting, developing and retaining the best talent. We operate an overarching Talent Management function, which combines our Training, Leadership Development and Talent Acquisition teams into one group. Over the past year, we offered our team members training across a broad range of categories, including leadership, inclusion, professional skills, and performance management.

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
7 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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
•our ability to fully utilize our net operating loss, other tax carry forwards and certain built-in losses or deductions;
•changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;
•third-party credit, servicer and correspondent risks;
•our ability to pay down or refinance debt;
•our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;
•our reliance on vendor relationships;
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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 8

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
•We may be unable to obtain sufficient capital to operate our business, and our indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
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
•Our second lien originations have higher market risk.

Corporate/Other
•Our Real Estate exchange business could be further impacted by delays in foreclosure sales, as well as economic slowdowns and recessions.

9 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 10

Risk Factors

Market, Financial Reporting, Credit and Liquidity Risks

Our revenues in Originations and Servicing are highly dependent on macroeconomic and U.S. residential real estate market conditions.
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, inflation, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our customers’ income and thus their ability and willingness to make loan payments. Additionally, global events affect all such macroeconomic conditions. Instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Ukraine-Russia conflict, China-Taiwan relations, and the conflicts in the Middle East, global economic ramifications of the current economic challenges in China, and other disruptions may continue to put pressure on global economic conditions. Weak, or a significant deterioration in economic conditions, reduces the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential customers to take out loans. As a result, such economic factors affect loan origination volume. Additional macroeconomic factors including, but not limited to, rising government debt levels, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, changing expectations for inflation and deflation, and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry. Excessive home building or high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Companies focusing on mortgage originations may experience severe financial distress and this may result in numerous companies exiting the mortgage business or filing bankruptcy. This could cause a contagion effect resulting in the banks which provide us financing lines to reduce the lines or increase financing costs. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs and Ginnie Mae as servicing fees are collected only for current performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are sometimes unrecoverable if the related loan is liquidated. Increased delinquencies may also increase the cost of servicing the loans for all market participants. The decreased cash flow from lower servicing fees or higher cost to service could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and increases our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan customer. An increase in delinquencies could therefore be detrimental to our business.

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

11 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Originations:

•an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

•an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Other:

•an increase in interest rates could adversely affect Xome’s Real Estate exchange property sales, particularly non-distressed sales, as financing may become less attractive to customers;

•an increase in interest rates could increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Home prices in many areas of the country have risen dramatically. Home values may deflate significantly, especially in those areas with the highest rates of increase. Falling home prices may result in higher defaults, greater loss severity, increased foreclosures and losses to investors and stakeholders. The decrease in housing values may greatly affect mortgage loan originations for years, with dramatic decreases in volume due in part from customers’ inability to sell or refinance their properties as a result of the lower values. In addition, as investors take losses and liquidity in capital markets evaporates, investors and originators may tighten underwriting criteria and scrutiny of loan production. These events could decrease our revenue from loan originations or loan purchases, and increase our expenses due to repurchases, the resources needed to validate claims, and servicing costs to manage higher defaults and foreclosures.

Any of the foregoing could adversely affect our business, financial condition and results of operations.

A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.
Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control. This includes general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and MBS, and changes in regulatory requirements. In September 2022, the U.S. Federal Reserve withdrew from the mortgage securities market and ceased purchasing MBS. As mortgage rates remain relatively high, customers are not incentivized to refinance and there is minimal demand from buyers of MBS. Additionally, efforts moving Fannie Mae and Freddie Mac out of conservatorship could impact the appetite of MBS investors for the mortgages that we originate and could create a higher level of non-agency product for which demand could be less consistent than agency mortgages. Any continued significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we may be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 12

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

Our indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
As of December 31, 2024, the aggregate principal amount of our unsecured senior notes was $4,950 million. Although we and our subsidiaries have indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

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

In addition, our level of indebtedness could limit our ability to obtain financing or additional financing on acceptable terms to fund future acquisitions, working capital, capital expenditures, debt service requirements, and/or general corporate and other purposes, which could have a material adverse effect on our business and financial condition. Our unsecured indebtedness matures beginning in February 2026 with additional tranches maturing every year thereafter. Our operations may not be sufficient to pay off the debt at maturity, which would require us to refinance the debt. The refinance of debt is subject to investor appetite and the interest rate environment, which could adversely affect our business, financial condition and results of operation. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors outside of our control. Our obligations could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness, which limit our ability to incur liens, to incur debt and to sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

13 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

•option adjusted spread;

•cost to service the loans; and

•ancillary revenues.

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
Our ability to realize the anticipated benefits of previous or potential acquisitions, including the acquisition of assets and business combinations, will depend, in part, on our ability to scale-up to appropriately service these assets and integrate the businesses of the acquired companies with our business.

The risks associated with acquisitions include, among others:

•unknown or contingent liabilities;

•unanticipated issues in integrating information, management style, controls and procedures, servicing and originations practices, communications and other systems including information technology systems;

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 14

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
Consumer Credit Risk: We provide representations and warranties to purchasers and insurers of the loans that we sell that range between three years and the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. Our loss estimates are affected by factors both internal and external in nature, including, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of customers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. In adverse market conditions, loans may decrease in value due to an increase in delinquencies, customer defaults and non-payments. In addition, property values may experience losses at liquidation due to extensions in foreclosure and real estate owned (“REO”) sales timelines, as well as home price depreciation.

Counterparty Credit Risk: We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. Although certain credit facilities and warehouse lines are committed, we may experience a disruption in operations due to a lender withholding funds of a borrowing request on the respective credit facility.

15 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Prior Servicer Risk: We service mortgage loans under guidelines set forth by regulatory agencies and GSEs. Failure to meet stipulations of the servicing guidelines can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. When the servicing of a portfolio is assumed either through purchase of servicing rights or through a subservicing arrangement, various loans in the acquired portfolio may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such events frequently lead to the eventual realization of a loss to us. The recovery process against a prior servicer can be prolonged based upon the time required by us to meet minimum loss deductibles under the indemnification provisions in our agreements with the prior servicer and for the time requirements by the prior servicer to review underlying loss events and our request for indemnification. In addition, the prior servicer may no longer being financially viable. The amounts ultimately recovered from prior servicers may differ from our estimated recoveries recorded based on the prior servicer’s interpretation of responsibility for loss, which could lead to our realization of additional losses.

Correspondent Risk: We purchase closed loans from correspondent lenders. The failure of these correspondent lenders to comply with any applicable laws, regulations and rules may subject us to monetary penalties or other losses. Although we have controls and procedures designed to assess areas of risk with respect to these acquired loans, including, without limitation, diligence regarding compliance with underwriting guidelines and applicable laws or regulations, we may not detect every violation of law by these correspondent lenders. In an economic downturn, a number of these correspondent lenders may not be financially viable, and any issues with respect to loans purchased from them and sold to Fannie Mae and Freddie Mac would transfer any manufacturing defect risk of origination to us. As housing prices continue to increase and interest rates stay elevated, affordability becomes more challenging. As a result, customers may be more inclined to either inflate their income or misrepresent their occupancy intentions.

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
Our ability to utilize NOLs, other tax carry forwards and certain built-in losses or deductions to reduce taxable income in future years could be limited for various reasons. Although we have certain transfer restrictions in place under our Certificate of Incorporation, our Board could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”). Similar provisions of state tax law may also apply. In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. In the event of a subsequent ownership change, all or part of the NOLs or built-in losses that were not previously subject to limitations under Section 382 could also become subject to an annual limitation. Section 384 may also apply in the event of an ownership change resulting from an acquisition, which would limit the utilization of our NOLs to only certain income or gains generated from assets owned subsequent to the acquisition. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 16

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

•Expenses. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent customers and an increase in interest expense as a result of an increase in our advancing obligations.

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
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to retain the servicing rights on newly originated mortgages. We have also shifted the mix of our servicing portfolio to a greater mix of subserviced loans. While we expect this strategy to have longer-term benefits, in the short-term, since subservicing revenues are earned on a fee per loan basis, this shift in our servicing portfolio to subservicing could reduce our revenue and earnings. In addition, we do not have control of whether a subservicing client sells off its portfolio or the volume and timing of such sales and may not be able to maintain our pipeline of subservicing opportunities.

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

17 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Some of the loans we service are higher risk loans, which are more expensive to service and may lead to liquidity challenges.
Some of the mortgage loans we service are higher risk loans, meaning that the loans are made to less credit worthy customers, delinquent or for properties the value of which has decreased since origination. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations. We have a portfolio of higher risk Agency loans guaranteed by Ginnie Mae. In an adverse economic scenario, FEMA declared disaster area or a pandemic similar to COVID-19, where defaults rise rapidly and unexpectedly, we may have funding challenges since Ginnie Mae does not allow the separate utilization of advances as a form of collateral, and we may not be able to secure financing for advances on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

As a result of both the COVID pandemic and subsequent rise in mortgage interest rates, most investors have updated their standard loss mitigation procedures and requirements to align with the program offered during the pandemic. These new programs and revised offerings require interpretation, implementation, and testing are time intensive and are subject to operational risk. While we have extensive validation in place to ensure timeliness and accuracy of these updated loss mitigation programs, the continued changes and differences in programs announced by each investor creates risk of error. The risk subjects us to loss indemnification requirements.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a customer is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. This is limited for Fannie Mae and Freddie Mac loans to four months of P&I advances, and other advances are typically immediately recoverable. We also advance funds to maintain, repair and market real estate properties on behalf of certain investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, when a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. Market disruptions where a temporary period of forbearance may be offered for customers unable to pay on certain mortgage loans may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans.

We have sold to third-party investors the rights to mortgage servicing rights and servicer advances related to certain loan pools. In connection with these transactions, the third-party investors purchased the equity of wholly owned special purpose subsidiaries of Mr. Cooper Group that issued limited recourse funding to finance the advances. We continue to service these loans. In the event that the third-party investors receive requests for advances in excess of amounts that they or their co-investors are willing or able to fund, we are obligated to fund these advance requests. Since we have transferred the related advance facilities to the third-party investors, we may have to obtain other sources of financing which may not be available. Our inability to fund these advances could result in a termination event under the applicable servicing agreement, an event of default under the advance facilities and a breach of our purchase agreement with the third-party investors. Our inability to fund these advance requests could adversely affect our business, financial condition and results of operations.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 18

We are subject to minimum financial eligibility requirements established by the Agencies. These minimum financial requirements, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks. To meet these minimum financial requirements, we are required to maintain cash and cash equivalents in amounts that could impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. These seller/servicer obligations have financial covenants that include capital requirements related to tangible net worth. The FHFA and Ginnie Mae updated their minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers to modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. While we are currently in compliance with these updated requirements, to the extent that these capital and liquidity requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital and liquidity requirements, this could adversely affect our business, financial condition and results of operations.

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2024, 93% of our subservicing portfolio is with 7 counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. Entering into additional subservicing contracts will expose us to similar risks with new counterparties.

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

Originations
We may not be able to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing portfolio.
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

•Our loan origination volume may decline if interest rates increase, if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with other loan origination channels such as Correspondent, new customer acquisitions or purchase money loans. Any such slowdown may materially decrease the number and volume of mortgages we originate. As interest rates have rapidly risen, our refinancing volumes have significantly decreased as fewer consumers are incentivized to refinance their mortgages. As a result, our Originations revenues have decreased substantially.

19 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

•We acquire the majority of our new customers through our Correspondent or bulk channels and, as such, these customers may choose their original lender when looking to refinance or purchase a new home. In a lower interest rate environment, this could cause a material decrease in our retention measures, which could result in increased amortization without a corresponding increase in origination earnings.

•In addition, consumers are increasingly completing the mortgage process using online and/or digital tools. The proliferation of these tools and their ease of use may present challenges in retaining and attracting new loan applicants if we are unable to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to consumers. Additionally, newer market participants, often called “disruptors,” are reinventing aspects of the mortgage loan industry and capturing profit pools historically collected by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves.

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

•we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment; or

•the customer fails to make certain initial loan payments due to the purchaser, or terminates employment between the time validation is performed and the time the loan funds.

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
There are various proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to customers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for customers, improving underwriting standards and increasing accountability and transparency in the securitization process. Further, it is anticipated that the Trump Administration will seek to privatize the GSEs. Therefore, uncertainty remains regarding the future of the GSE’s, including with respect to the duration of conservatorship, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact our business.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 20

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

Our GNMA loan portfolio may experience higher default risk as these loans typically have high Loan to Value Ratios (LTV). In case of default, we may not recover all servicing expenses and experience losses due to limited collateral value. The loss can be higher if there is any structural damage to the property due to natural disasters such as floods, fire, hurricanes and other environmental factors from climate change. A requirement of FHA is to convey property in habitable condition, and damage from natural hazards may require us to repair properties to conveyable condition. Our loan originations business may not be able to sell these loans, and we may not recover all our capital which leads to higher losses. Additionally, we may not be able to recover all expenses related to damage caused by water and wind. Inflationary pressures may limit a customer’s disposable income which may lead to additional incumbrances on title, impeding our foreclosure efforts. Our REO portfolio from foreclosed government loans, may experience higher losses due to declines in market value and extended sale timelines. This may occur due to multiple factors beyond our control, such as higher interest rates, which would limit a potential buyer’s capacity to purchase, inflationary pressure limiting surplus cash or economic deterioration of local neighborhoods where properties are located. Our servicing business may experience higher advance requirements, increasing our interest expense cost from credit lines.

We are largely reliant on Agency MBS issuances to sell the loans that we originate. In recent years, the Agencies have instituted periodic limits on products such as investor properties, second homes, and products with multiple risk characteristics such as customers with below average credit scores and high LTV. If these periodic limits for purchasing these loans become permanent, we must find other investors for loans within our pipeline, which may be at a material discount to the expected pricing.

Any discontinuation of, or significant reduction in, the operation of these Agencies or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these Agencies could materially and adversely affect our business, liquidity, financial position and results of operations.

Our second lien originations have higher market risk.
We have increased the volume of second lien originations to our existing servicing customers. Second liens are sold via whole loan sales to non-Agency investors, or through securitizations. If a market disruption occurs due to a lack of liquidity for residential non-Agency loans or from an increase in credit losses on second liens, we may not be able to sell these whole loans, or we may be required to sell the whole loans at a significant loss. Additionally, the purchasers of these loans may experience their own financial disruption and no longer be willing to invest in whole loan second liens. Any of these occurrences could materially and adversely affect our business, liquidity, financial position and results of operations in Originations.

Corporate/Other
Our Real Estate exchange business is impacted by delays in foreclosure sales, as well as economic slowdowns and recessions.
The foreclosure moratoriums instituted during the COVID-19 pandemic have impacted and are continuing to impact our REO exchange business. The Exchange business consists of the Xome.com auction platform that provides efficient execution for sales of foreclosed properties. States, agencies and regulators have previously issued forbearance programs and placed a moratorium on foreclosures and evictions. Many of the measures have been lifted; however, there has been a delay in the selling of FHA foreclosed properties, which adversely impacts our REO exchange revenues. An economic slowdown, recession, or declining consumer confidence in the economy could have a material adverse effect on values of residential real estate properties. The volume of residential real estate transactions is highly variable which is primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates, consumer confidence in the economy and general economic factors affecting the real estate markets. A decline in real estate transactions could materially and adversely affect our REO exchange business.

21 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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
The business industry as a whole is characterized by rapidly changing technologies, system disruptions and failures caused by fire, power loss, telecommunications failures, system misuse, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters, health pandemics and other similar events that may interrupt or delay our ability to provide services to our customers. As a part of conducting business, we receive, transmit and store a large volume of personally identifiable information and other user data. Additionally, Xome, which utilizes a real estate auction website, is reliant on information technology networks and systems to securely process, transmit and store sensitive electronic information. Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products from us or attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Additionally, cyberattacks on financial institutions are increasingly becoming a tactical risk of modern warfare. Cyberattacks performed as an act of war are typically excluded from insurance coverage and could result in material financial loss to the organization with limited recourse from insurance providers. We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, phishing, ransomware and other attack vectors. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our customers, or otherwise accessing, damaging, or disrupting our systems or infrastructure. In particular, as previously disclosed, on October 31, 2023, we experienced a cybersecurity incident in which an unauthorized third party gained access to certain of our technology systems and obtained personal information relating to substantially all of our current and former customers.

In addition, to access our products and services, including our Home Intelligence app, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations could also be sources of operational risk and information security risk to us, including from cyber-attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Additional security breaches, acts of vandalism and developments in computer intrusion capabilities could cause our financial, accounting, data processing or other operating systems and facilities to fail to operate properly or become disabled and could result in a compromise or breach of the technology that we or our vendors use to protect our customers’ personal information and transaction data.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 22

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that cyber intrusions, whether external or internal, will not occur. An additional successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, several states have data privacy rights for consumers that include statutory damages frameworks and private rights of action against business that fail to comply with certain terms or implement reasonable security procedures and practices to prevent data breaches. Many other states are currently considering similar legislation, and there remains increased interest at the federal level as well. Additionally, while we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

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
We currently have operations located in India, which may be subject to political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we or our vendors had to curtail or cease operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

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

23 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 24

Our reputation may also be negatively impacted by our environmental, social and governance (“ESG”) practices and disclosures, including climate change practices and disclosures. In addition, various private third-party organizations have developed ratings processes for evaluating companies on their approach to ESG matters. These third party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. Conversely, anti-ESG sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. Because ESG practices are not universally agreed upon or accepted by investors, our disclosure of ESG practices could attract opposition from certain investors.

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
We currently incorporate generative AI driven automation in our call centers in a coaching platform that enables our team members in Servicing, and Originations to be more productive with our customers. We also developed a mortgage-centric AI platform that we use to analyze, bid and onboard loan portfolios that we use internally and market to third parties. Our research and development of such technology remains ongoing, and we may begin to use AI in other areas in our business operations. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.

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

25 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Regulatory requirements or changes to existing requirements that the CFPB or other federal or state agencies, including HUD and the FCC, related to our business may result in increased compliance and operational costs and impair the profitability of such business. For example, the CFPB has proposed significant changes to Regulation X, which governs mortgage servicing rules. Key proposed changes include (i) significant limited English proficiency requirements that include the translation of all servicing documents into the top five languages and loans to be serviced in the same language that is used in marketing to the customer in the loan origination, (ii) new loss mitigation framework including earlier customer protections and foreclosure protections and (iii) enhancements to loss mitigation notices. The proposed changes may increase operational complexity, require significant adjustments to our existing processes and systems and expose us to increased legal and compliance risks. Even if implementation of the final rule is ultimately impacted by the change in Presidential administration, the focus will likely shift to state regulatory enforcement which will trigger a change management review of the Company’s existing processes, controls and testing environment. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings. The implementation of the originations and servicing rules by the CFPB and/or state regulators and their continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations. Additionally, the CFPB is generally increasing its scrutiny of fee-based business models and so-called “junk fees," fair lending and servicing, and potential misuse of consumer data - all of which could subject us to additional rules or supervisory or enforcement scrutiny. In addition, our sub-servicing of loans for federally regulated depositories creates indirect regulatory risk with the OCC, FDIC, and the U.S. Federal Reserve. Recent enforcement actions by these regulators over competitors in the mortgage servicing business increases our risks with both the CFPB and state regulatory agencies and indirectly through our subservicing business partners.

We could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. In addition, FHFA initiatives may be implemented by the GSEs that could materially affect the market for conventional and/or government insured loans. Further, on November 3, 2023, the Financial Stability Oversight Council (the “FSOC”) approved final versions of a new analytic framework for financial stability risks and updated guidance on the FSOC’s nonbank financial company determinations process. The updated guidance for Nonbank Financial Company Determinations sets forth the FSOC’s procedures for considering whether to designate a nonbank financial company for Federal Reserve supervision and prudential standards under section 113 of the Dodd-Frank Act. To date, the FSOC has used this authority sparingly, but there is no guarantee that it will continue to do so.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 26

Certain regulators took steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations such as entering into subservicing contracts. Additionally, as the largest mortgage servicer, we could be subject to concentration limits from Fannie Mae, Freddie Mac, or Ginnie Mae, which could further limit our ability to acquire new MSRs or enter into new subservicing contracts. All of which could adversely affect our business, financial condition and results of operations.

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
Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, including certified class or mass actions. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including, but not limited to, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act and the CARES Act. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loan securitizations. We are also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Additionally, third parties may assert claims against us that our content, website processes or software applications infringe their intellectual property rights. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

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
27 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. Therefore, we must comply with individual state licensing and compliance requirements in all 50 states, the District of Columbia and other U.S. territories, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to customers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to customers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

Our business would be adversely affected if we lose our licenses.
Our operations are subject to regulation, supervision and licensing under numerous federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies, mortgage originations companies and real estate brokers and auctioneers. These rules and regulations generally provide for licensing as a mortgage servicing Company, mortgage originations Company or third-party debt default specialist, licensed auctioneer, and other similar types of requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on certain practices, disclosure and record-keeping requirements and enforcement of customers’ rights. We are subject to periodic examination by state regulatory authorities.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 28

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
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. In addition, if a court rules that the lien of a Home Owners Association takes priority over the lien we service, we may incur legal liabilities and costs to defend such actions. If a court dismisses or overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the loan owner, a customer, title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

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

29 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 30

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

In addition, we undergo several compliance audits annually, which include a SOX compliance audit, a SOC1 audit and a SOC2 audit. Our approach to managing compliance-related risks includes maintaining a data loss prevention program, centralized compliance management, an identity management platform, ongoing Managed Security monitoring, threat and vulnerability monitoring, and information security risk insurance.

Governance Related to Cybersecurity Risks

The full Board of Directors conducts several reviews throughout the year in an effort to ensure that our cyber strategy and risk management is appropriate and prudent. It is the responsibility of the Board of Directors to understand and oversee our strategic plans, the associated risks, and the steps that our senior management team is taking to manage and mitigate those risks. Principal accountability in this domain is placed with our Chief Information Security Officer, who has approximately 25 years of experience in cybersecurity program design and implementation. Responsibility is shared by our Chief Risk and Compliance Officer, who has approximately 20 years of leadership experience in the financial services sector with an extensive background in the mortgage industry, and our Chief Innovation and Digital Officer who has approximately 20 years of experience leading technology and product engineering functions.

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

31 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Item 2. Properties

We lease and maintain our principal executive office in one building totaling approximately 176,000 square feet in Coppell, Texas. Our business operations and support offices are in leased facilities in various other locations in the United States, as well as locations in India. Our locations in the United States include (i) Texas and California, which houses our Servicing and Originations segments, and (ii) Arizona, Michigan, Florida, and Colorado, which house the remainder of our Servicing segment. Our India locations include Chennai and Bengaluru, which supports our Servicing and Originations segments, as well as corporate functions. We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

Item 3. Legal Proceedings

We are routinely and currently involved in a number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of our business. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. For a description of our material legal proceedings, see Note 19, Commitments and Contingencies in the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 32

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP.”

As of February 14, 2025, there were 1,479 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities
In October 2022, our Board of Directors authorized a repurchase plan of $200 million of our outstanding common stock and authorized an additional $200 million in each of July 2023 and July 2024. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. As of December 31, 2024, $190 million of common stock remain available for repurchase. During the three months ended December 31, 2024, we repurchased shares of our common stock at a total cost of $38 million, excluding excise tax, under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions)(1)
October 2024	104	$88.95	104	$219
November 2024	182	$95.90	182	$202
December 2024	120	$95.36	120	$190
Total	406		406

(1)Excludes excise tax
33 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Stockholder Return Performance
The following graph shows a comparison of the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P Composite 1500 Financials Index from December 31, 2019 through December 31, 2024. This data assumes an investment of $100 on December 31, 2019.

Comparison of Cumulative Total Return (December 31, 2019 to December 31, 2024)
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec 2019
Dec 2020
Dec 2021
Dec 2022
Dec 2023
Dec 2024
Mr. Cooper
S&P 500 Index
S&P Composite 1500 Financials Index

Comparative results for our common stock, the S&P 500 Index and the S&P Composite 1500 Financials Index are presented below:

	December 31,
	2019	2020	2021	2022	2023	2024
Mr. Cooper	$100	$248	$333	$321	$521	$767
S&P 500 Index	100	116	148	119	148	182
S&P Composite 1500 Financials Index	100	96	126	111	121	151

Item 6. [RESERVED]

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 34

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

Basis of Presentation

The below presentation discusses the results of the operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are the country’s largest residential mortgage servicer and a major originator of residential mortgage loans. Our mission is to keep the dream of homeownership alive, and we do this by helping our customers manage what is typically their largest financial asset, and by helping our investors and clients maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2006 to $1.6 trillion as of December 31, 2024. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

Our strategy is to position the Company for sustained growth, deliver a world-class customer experience, increase our return on tangible equity into the high teens, and act as a trusted partner for our key stakeholders. Key strategic initiatives include the following:

•Strengthen our balance sheet by building capital and liquidity, and managing interest rate and other forms of risk;
•Improve efficiency by driving continuous improvement in unit costs for Servicing and Originations segments, as well as by taking strategic corporate actions to eliminate costs throughout the organization;
•Grow our servicing portfolio by acquiring new customers and retaining existing customers;
•Sustain industry leading refinance recapture rates and grow our purchase recapture rate;
•Keep Mr. Cooper a great place for our team members to work;
•Sustain the talent of our people and the culture of our organization;
•Delight our customers and reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver digital solutions that are personalized and friction-free;
•Use our mortgage-centric AI capabilities to transform mortgage servicing for the benefit of our customers, clients, team members, and investors; and
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

35 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Anticipated Trends

We expect continued growth in our servicing portfolio, driven by MSR acquisitions in the bulk, co-issue, and correspondent channels, together with a strong focus on customer experience and retention, as well as growth in subservicing market share. We expect to maintain a high level of liquidity and capital, which will support our growth initiatives and provide a buffer against potential market fluctuations. Additionally, the rollout of new technologies like AgentiQ is expected to drive productivity and efficiency improvements across the organization. AgentiQ is a framework application designed to assist call center team members by analyzing conversations in real time, detecting customer intent and sentiment trends, and providing insights and suggestions to support agents in delivering better service. Overall, we believe the company is well-positioned to capitalize on opportunities in the mortgage market and deliver strong financial performance in the years ahead.

While the recent inflation rate increase appears to have subsided, the inflation rate remains relatively high. Inflationary pressures may limit a customer’s disposable income, which could decrease a customers’ ability to enter into mortgage transactions. Inflationary pressures may also increase our operating costs. However, historically changes in interest rates have had a greater impact on our financial results than changes in inflation. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or extent as the inflation rate.

Results of Operations

Table 1. Consolidated Operations

	Year Ended December 31,
	2024	2023	Change
Revenues - operational(1)	$2,144	$1,769	$375
Revenues - mark-to-market	81	25	56
Total revenues	2,225	1,794	431
Total expenses	1,319	1,172	147
Total other (expense) income, net	(5)	32	(37)
Income before income tax expense	901	654	247
Less: Income tax expense	232	154	78
Net income	$669	$500	$169

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Total revenues and total expenses increased during the year ended December 31, 2024 compared to 2023, primarily driven by a larger servicing portfolio and increased originations volumes. The change in total other (expense) income, net during the year ended December 31, 2024, as compared to 2023, was primarily due to a gain recorded in 2023 in connection with an acquisition and an increase in interest expense in 2024. Interest expense increased in 2024 primarily due to the issuances of the unsecured senior notes in February and August 2024, partially offset by an increase in interest income related to higher float income on custodial deposits as a result of growth in the MSR portfolio.

Income tax expense was $232 with an effective tax rate of 25.8% for the year ended December 31, 2024 compared with $154 with an effective tax rate of 23.5% in 2023. For further information on income taxes, please refer to Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 36

Segment Results

Our operations are conducted through two segments: Servicing and Originations.

•The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing customer payments, investor reporting, customer service, modifying loans where appropriate to help customers stay current, and, when necessary, performing collections, foreclosures, and the sale of REO. In 2023, we expanded our special servicing, and in 2024, we expanded our subservicing offerings with the acquisition and subsequent integration of Rushmore Servicing brand and the mortgage operations from the Flagstar transaction.

•The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel, which purchases or funds loans from mortgage bankers.

Refer to Note 20, Segment Information, in the Notes to Consolidated Financial Statements for a summary of segment results.

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer and subservicer, including our low-cost platform that creates operating leverage, our skill in mitigating losses for investors and clients, our commitment to strong customer service, industry leading compliance management, our history of successfully boarding new customers, and the ability to retain existing customers by offering attractive purchase and refinance options. We believe that our operational capabilities are reflected in our strong servicer ratings and recent agency recognition.

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	February/April 2024 & January 2025	October & December 2024	January 2024

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS1-	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Closed-end 2nd Lien Servicer	RPS2	N/A	N/A
Subprime Servicer	RPS2	SQ2-	Above Average
Rushmore Special Servicer	RSS2	SQ3+	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak
37 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

The following table sets forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Year Ended December 31,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$2,469	20	$1,917	22	$552	(2)
Amortization, net of accretion	(886)	(7)	(563)	(6)	(323)	(1)
Mark-to-market adjustments - Servicing	81	1	25	—	56	1
Total revenues	1,664	14	1,379	16	285	(2)
Expenses
Salaries, wages and benefits	339	3	340	4	(1)	(1)
General and administrative
Servicing support fees	111	1	91	1	20	—
Corporate and other general and administrative expenses	252	2	194	2	58	—
Foreclosure and other liquidation related expenses, net	4	—	27	1	(23)	(1)
Depreciation and amortization	15	—	12	—	3	—
Total general and administrative expenses	382	3	324	4	58	(1)
Total expenses	721	6	664	8	57	(2)
Other income (expense)
Other interest income	705	6	491	6	214	—

Advance interest expense	(61)	(1)	(55)	(1)	(6)	—
MSR and other interest expense	(350)	(3)	(269)	(3)	(81)	—
Interest expense	(411)	(4)	(324)	(4)	(87)	—
Total other income, net	294	2	167	2	127	—
Income before income tax expense	$1,237	10	$882	10	$355	—

Weighted average cost - advance and MSR facilities	7.9%		7.9%		—%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 38

Table 4. Servicing - Revenues

	Year Ended December 31,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$1,933	16	$1,466	16	$467	—
Modification fees	27	—	19	—	8	—
Late payment fees	85	1	63	1	22	—
Other ancillary revenues	82	1	117	2	(35)	(1)
Total MSR operational revenue	2,127	18	1,665	19	462	(1)
Subservicing-related revenue	408	3	323	3	85	—
Total servicing fee revenue	2,535	21	1,988	22	547	(1)
MSR financing liability costs	(29)	—	(30)	1	1	(1)
Excess spread payments and portfolio runoff	(37)	(1)	(41)	(1)	4	—
Total operational revenue	2,469	20	1,917	22	552	(2)
Amortization, Net of Accretion
MSR amortization	(923)	(8)	(604)	(7)	(319)	(1)
Excess spread accretion	37	1	41	1	(4)	—
Total amortization, net of accretion	(886)	(7)	(563)	(6)	(323)	(1)
Mark-to-Market Adjustments - Servicing
MSR MTM	650	5	121	2	529	3
Loss on MSR hedging activities	(517)	(4)	(68)	(1)	(449)	(3)
(Loss) gain on MSR and excess yield sales	(9)	—	23	—	(32)	—
Reclassifications to reserve provision(2)	(25)	—	(33)	(1)	8	1
Excess spread / financing MTM	(18)	—	(18)	—	—	—
Total MTM adjustments - Servicing	81	1	25	—	56	1
Total revenues - Servicing	$1,664	14	$1,379	16	$285	(2)

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue and MSR amortization increased during the year ended December 31, 2024 compared to 2023, primarily due to a larger average MSR UPB portfolio driven by the servicing portfolio growth in 2024.

The increase in MSR MTM during the year ended December 31, 2024 compared to 2023, was primarily due to a greater impact from the increase in mortgage rates during 2024 compared to 2023. The MSR MTM changes were partially offset by MSR hedging activities during the respective periods.

Subservicing - Subservicing fees increased during the year ended December 31, 2024 as compared to 2023, primarily driven by a larger average subservicing portfolio due to boarding of a large new subservicing client in the first quarter of 2024 and subservicing portfolio obtained from the asset acquisition in the fourth quarter of 2024.

39 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Servicing Segment Expenses
Total expenses increased during the year ended December 31, 2024 as compared to 2023, primarily driven by an increase in corporate and other general and administrative expenses, and servicing support fees, partially offset by a decrease in foreclosure and other liquidation related expenses, net. The increase in corporate and other general and administrative expenses was due to higher corporate allocations to the Servicing segment driven by the full year impact of increased headcount in 2024 attributable to an asset acquisition in the second quarter of 2023. The increase in servicing support fees was primarily due to a larger average servicing portfolio in 2024. Foreclosure and other liquidation related expenses, net, decreased primarily due to higher recoveries in 2024, as compared to 2023.

Servicing Segment Other Income (Expenses), net
Total other income, net increased during the year ended December 31, 2024 as compared to 2023, primarily attributable to higher interest rates throughout 2024 and increased float income on custodial deposits as a result of growth in the MSR portfolio, partially offset by higher interest expense from advance and MSR financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Year Ended December 31,
					2024	2023
Average UPB
MSRs					$660,764	$476,442
Subservicing and other(1)					556,775	416,153
Total average UPB					$1,217,539	$892,595

	December 31, 2024			December 31, 2023
	UPB	Fair Value	bps	UPB	Fair Value	bps
MSRs
Agency	$710,997	$11,397	160	$561,656	$8,774	156
Non-agency	25,074	339	135	26,286	316	120
Total MSRs	736,071	11,736	159	587,942	9,090	155

Subservicing and other(1)
Agency	751,380	N/A		355,915	N/A
Non-agency	68,585	N/A		47,863	N/A
Total subservicing and other	819,965	N/A		403,778	N/A

Total ending balance	$1,556,036	$11,736		$991,720	$9,090

MSRs UPB Encumbrance					December 31, 2024	December 31, 2023
MSRs - unencumbered					$669,432	$513,672
MSRs - encumbered(2)					66,639	74,270
Total MSRs UPB					$736,071	$587,942

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 40

The following table provides a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Year Ended December 31,
	2024			2023
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of year	$587,942	$403,778	$991,720	$411,382	$459,053	$870,435
Additions:
Originations	22,704	—	22,704	12,624	—	12,624
Acquisitions / Increase in subservicing(1)	213,965	516,072	730,037	229,910	97,372	327,282
Deductions:
Dispositions/ Decrease in subservicing(2)	(26,739)	(50,977)	(77,716)	(25,239)	(124,621)	(149,860)
Principal reductions and other	(24,754)	(14,190)	(38,944)	(18,279)	(11,849)	(30,128)
Voluntary reductions(3)	(35,582)	(33,938)	(69,520)	(20,936)	(15,400)	(36,336)
Involuntary reductions(4)	(1,302)	(780)	(2,082)	(1,392)	(777)	(2,169)
Net changes in loans serviced by others	(163)	—	(163)	(128)	—	(128)
Balance - end of year	$736,071	$819,965	$1,556,036	$587,942	$403,778	$991,720

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and Other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan defaults, loan liquidations and loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

	December 31, 2024	December 31, 2023
Loan count	6,698,691	4,559,578
Average loan amount(1)	$232,007	$217,269
Average coupon - agency	4.3%	3.9%
Average coupon - non-agency	4.9%	4.9%
60+ delinquent (% of loans)(2)	1.6%	1.9%
90+ delinquent (% of loans)(2)	1.2%	1.6%
120+ delinquent (% of loans)(2)	1.0%	1.4%

	Year Ended December 31,
	2024	2023
Total prepayment speed (12-month constant prepayment rate)	6.3%	4.7%

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

41 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Table 8. MSRs Loan Modifications and Workout Units

	Year Ended December 31,
	2024	2023	Change
Modifications(1)	29,511	22,850	6,661
Workouts(2)	64,310	48,766	15,544
Total modification and workout units	93,821	71,616	22,205

(1)Modifications consist of Agency/investor programs designed to adjust the terms of the loan (e.g., interest rates, maturity date).
(2)Workouts consist of other loss mitigation options designed to assist customers and keep them in their homes, but do not adjust the terms of the loan.

Modifications and workouts increased during the year ended December 31, 2024 compared to 2023, primarily due to growth in our servicing portfolio and the continued expansion of loss mitigation programs offered by FNMA, FHLMC, FHA, and VA which increased customer eligibility and resulted in an increase in successful modifications and workouts.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Year Ended December 31,
	2024	2023
Fair value - beginning of year	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	460	273
Purchases and acquisitions of servicing rights	3,004	3,189
Dispositions:
Sales of servicing assets and excess yield	(583)	(573)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	614	118
Non-agency	36	3
Changes in valuation due to amortization:
Scheduled principal payments	(365)	(248)
Prepayments
Voluntary prepayments
Agency	(526)	(325)
Non-agency	(13)	(11)
Involuntary prepayments
Agency	(19)	(20)
Other changes(1)	38	30
Fair value - end of year	$11,736	$9,090

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of December 31, 2024 and 2023.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 42

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of December 31, 2024 and 2023.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Year Ended December 31,
	2024	2023
Fair value - beginning of year	$437	$509
Additions:
New financings	—	—
Deductions:
Repayments	(2)	(9)
Settlements	(64)	(71)
Changes in fair value:
Agency	10	5
Non-Agency	5	3
Fair value - end of year	$386	$437

43 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans and ultimately add MSRs for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain or recapture our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating loans or acquiring MSRs at a more attractive cost than bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow.

Our Originations segment is one way that we help underserved consumers access the financial markets. In 2024, our total originations included loans for 14,000 customers with low FICOs (<660), 15,000 customers with income below the U.S. median household income, 27,400 first-time homebuyers, and 5,700 veterans. The originations during this period included 24,800 Ginnie Mae loans, which are designed for first-time homebuyers, low- and moderate-income customers, and veterans, comprising $7.7 billion in total proceeds. Once these loans are originated, the underserved consumers become our servicing customers.

The Originations segment includes two channels:

•Our direct-to-consumer (“DTC”) lending channel relies on our call centers, website and mobile apps, specially trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach our existing customers who may benefit from a new mortgage. Depending on customer eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans and ultimately MSRs in a cost-efficient manner.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 44

The following table sets forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Year Ended December 31,
	2024	2023	Change
Revenues
Service related, net - Originations(1)	$86	$61	$25
Net gain on mortgage loans held for sale
Net (loss) gain on loans originated and sold(2)	(43)	16	(59)
Capitalized servicing rights(3)	441	255	186
Total net gain on mortgage loans held for sale	398	271	127
Total revenues	484	332	152
Expenses
Salaries, wages and benefits	178	143	35
General and administrative
Loan origination expenses	46	30	16
Corporate and other general and administrative expenses	42	33	9
Marketing and professional service fees	36	18	18
Depreciation and amortization	2	8	(6)
Total general and administrative	126	89	37
Total expenses	304	232	72
Other income (expenses)
Interest income	84	36	48
Interest expense	(79)	(37)	(42)
Total other income (expenses), net	5	(1)	6
Income before income tax expense	$185	$99	$86

Weighted average note rate - mortgage loans held for sale	7.6%	6.8%	0.8%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	6.7%	6.7%	—%

(1)Service related, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.
(2)Net gain on loans originated and sold (excluding capitalized servicing rights) represents the unrealized and realized gains and losses from the origination, purchase, and sale of loans as well as the gains and losses from related derivative instruments. Gains from the origination and sale of loans are affected by the volume and margin of our originations activity which can vary based upon mortgage interest rates.
(3)Capitalized servicing rights represent the fair value attributed to mortgage servicing rights at the time in which they are sold servicing-retained in connection with the sale of loans during the period.

45 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Table 12. Originations - Key Metrics

	Year Ended December 31,
	2024		2023		Change
Key Metrics
DTC locked PTA volume(1)	$7,746		$5,704		$2,042
Correspondent locked PTA volume(1)	16,294		7,060		9,234
Total PTA lock volume	$24,040		$12,764		$11,276

DTC funded volume	$7,866		$5,940		$1,926
Correspondent funded volume	14,931		6,694		8,237
Total funded volume(2)	$22,797		$12,634		$10,163

DTC volume of loans sold	$7,574		$5,850		$1,724
Correspondent volume of loans sold	13,898		6,657		7,241
Total volume of Originations loans sold	$21,472		$12,507		$8,965

Recapture percentage(3)	21.9%		24.0%		(2.1)%
Refinance recapture percentage(4)	50.8%		77.1%		(26.3)%
Purchase as a percentage of funded volume	64.4%		57.2%		7.2%
Value of capitalized servicing on retained settlements	217	bps	219	bps	(2) bps

Originations Margin
Revenue	$484		$332		$152
PTA lock volume	$24,040		$12,764		$11,276
Revenue as a percentage of PTA lock volume(5)	2.01%		2.60%		(0.59)%

Expenses(6)	$299		$233		$66
Funded volume	$22,797		$12,634		$10,163
Expenses as a percentage of funded volume(7)	1.31%		1.84%		(0.53)%

Originations Margin	0.70%		0.76%		(0.06)%

(1)Pull through adjusted (“PTA”) volume represents the expected funding from locks taken during the period.
(2)Funded volume for the period could include pull through adjusted lock volume from prior periods.
(3)Recapture percentage includes new loan originations from both purchase and refinance transactions where customer retention and/or property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(4)Refinance recapture percentage includes new loan originations from refinance transactions where customer retention and property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(5)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(6)Expenses include total expense and total other income (expenses), net.
(7)Calculated on funded volume as expenses are incurred based on closing of the loan.

Originations Segment Revenues
Total revenues increased for the year ended December 31, 2024, as compared to 2023, primarily driven by significant increases in pull-through adjusted lock volumes, funded volumes, and volumes of originations loans sold in both DTC and correspondent channels as a result of declining interest rates in 2024.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 46

Originations Segment Expenses
Total expenses increased for the year ended December 31, 2024, as compared to 2023, primarily due to an increase in salaries, wages and benefits expense, and marketing and professional service fees. The increase in salaries, wages and benefits expense in 2024 was primarily driven by variable compensation attributable to higher originations funding volume. Marketing and professional service fees increased in 2024 primarily due to an increase in marketing costs driven by growth in the portfolio.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes in total other income (expenses), net, during the year ended December 31, 2024, as compared to 2023, as interest income and interest expense increased commensurately and largely offset.

Originations Margin
The Originations Margin for the year ended December 31, 2024 decreased as compared to 2023, primarily due to lower revenue as a percentage of pull through adjusted lock volume driven by a shift in channel mix from higher margin direct-to-consumer to lower margin correspondent. Direct-to-consumer channel mix was 32% and 45% for the years ended December 31, 2024, and 2023, respectively.

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

The following tables set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Year Ended December 31,
	2024	2023	Change
Corporate/Other - Operations
Total revenues	$77	$83	$(6)
Total expenses	294	276	18
Interest income	1	1	—
Interest expense	286	176	110
Other (expense) income, net	(19)	41	(60)

Key Metrics
Average exchange inventory under management	26,536	27,120	(584)

Total revenues decreased slightly during the year ended December 31, 2024 as compared to 2023, primarily due to a decline in Xome revenues as the average exchange volume decreased in 2024.

Total expenses increased during the year ended December 31, 2024 as compared to 2023, primarily due to an increase in salaries, wages and benefits associated with increased headcount driven by a business acquisition completed in the third quarter of 2023, higher executive compensation, and an increase in operating expenses related to Roosevelt and Xome exchange in 2024.

Interest expense increased during the year ended December 31, 2024 as compared to 2023, due to the issuance of the unsecured senior notes in February and August of 2024 and the unsecured senior note assumed from a business acquisition completed in the third quarter of 2023. For further discussion, please refer to Note 12, Indebtedness, in the Notes to the Consolidated Financial Statements.

The change in other (expense) income, net during the year ended December 31, 2024 as compared to 2023 was primarily due to a gain recorded in 2023 in connection with an acquisition.
47 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our advance, warehouse and MSR facilities. We held cash and cash equivalents on hand of $753 as of December 31, 2024 compared to $571 as of December 31, 2023. During the year ended December 31, 2024, we bought back 1.8 million shares of our outstanding common stock for a total cost of $147, excluding excise tax, as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. As of December 31, 2024, total borrowing capacity for advance, warehouse, and MSR facilities was $14,251, of which $2,646 was collateralized and immediately available to draw. During the year ended December 31, 2024, we increased capacity on our MSR facilities by $1,750. On February 1, 2024, we completed an offering of $1,000 7.125% unsecured senior notes due 2032, and on August 1, 2024, we completed an offering of $750 6.500% unsecured senior notes due 2029. We repaid a portion of the amounts outstanding on our MSR facilities with the net proceeds of the offerings. For more information on our advance, warehouse, and MSR facilities, see Note 12, Indebtedness, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

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

In addition, derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations and servicing. As part of the Company’s economic hedging strategy, the Company hedges interest rate risk related to the pipeline in Originations (comprised of IRLCs and newly originated mortgage loans held for sale) and MSR portfolio in Servicing primarily using third-party derivative instruments. See Note 11, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, for a summary of our derivative transactions.

In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”) determined to be variable interest entities (“VIEs”), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which we transfer assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, we typically receive cash and/or other interests in the SPE as proceeds for the transferred assets. See Note 13, Securitizations and Financings, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, for a summary of our transactions with VIEs and unconsolidated balances, and details of their impact on our consolidated financial statements.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 48

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Year Ended December 31,
	2024	2023	Change
Net cash attributable to:
Operating activities	$(724)	$896	$(1,620)
Investing activities	(2,697)	(1,836)	(861)
Financing activities	3,654	978	2,676
Net increase in cash, cash equivalents and restricted cash	$233	$38	$195

Operating activities
Our operating activities used cash of $724 during the year ended December 31, 2024 compared to generated cash of $896 in 2023. The change was primarily due to a decrease in cash generated of $855 from originations net sales activities driven by lower margins and an increase of $436 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations.

Investing activities
Cash used in investing activities increased to $2,697 during the year ended December 31, 2024 from $1,836 in 2023. Total cash of $1,311 was used in 2024 for the acquisition of certain mortgage operation assets of Flagstar in 2024, compared to total cash of $522 used in 2023 for business acquisitions.

Financing activities
Cash generated in financing activities increased to $3,654 during the year ended December 31, 2024 from $978 in 2023. The increase was primarily due to cash generated of $1,750 from the issuance of the 2032 and 2029 unsecured senior notes in 2024 and increased net borrowing of $822 from advance, warehouse and MSR facilities.

49 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

•a decrease in interest rates could reduce float earnings from our custodial deposit accounts;

•an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and to finance acquisitions;

•an increase in interest rates would increase monthly payments for adjustable mortgage loan’s due to corresponding upward adjustment to respective loan interest rate, and may increase delinquency, default, and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service;

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

Our Investment Committee, an executive management committee, establishes and maintains policies that govern our risk appetite and associated hedging programs. Factors considered by the Investment Committee include such factors as market volatility, duration and interest rate sensitivity measures, limits, targeted hedge ratios, the type of hedge instruments used in our hedging activities and our liquidity risk profile. Management actively manages interest rate exposure associated with the MSR portfolio and the pipeline through the usage of hedge instruments in accordance with the Investment Committee policies, which specify that the MSR portfolio and the pipeline should be hedged separately. Hedge instruments permitted by our aggregate hedge strategy include highly liquid market instruments such as Forward MBS trades, Swap futures, and Treasury futures. See Note 11, Derivative Financial Instruments in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, for additional information regarding our use of derivatives.

MSR Hedging Strategy
MSRs are measured at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The MSR hedge strategy is focused on mitigating interest-rate risk associated with the MSR portfolio excluding PLS MSRs (referred to herein as “MSR portfolio exposure”).

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 50

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

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The discounted cash flow model incorporates prepayment speeds, OAS, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, OAS and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs, forward delivery commitments on MBS and treasury futures, we rely on a model in determining the impact of interest rate shifts. In addition, the primary assumption used for IRLCs, is the customer’s propensity to close their mortgage loans under the commitment.

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

We used December 31, 2024 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

51 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 17. Change in Fair Value

	December 31, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(200)	$180
Mortgage loans held for sale at fair value	12	(12)
Derivative financial instruments:
Forward MBS trades	(22)	25
Interest rate lock commitments	5	(5)
Total change in assets	(205)	188
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(2)	2
Excess spread financing at fair value	(2)	2
Derivative financial instruments:
Treasury futures	(83)	81
Forward MBS trades	(67)	70
Interest rate lock commitments	(7)	8
Total change in liabilities	(161)	163
Total net change	$(44)	$25

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

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage, LLC, as well as Cypress Loan Servicing LLC. As of December 31, 2024, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (“Enterprises”) Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiary, Nationstar Mortgage, LLC, and Cypress Loan Servicing LLC.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 52

Minimum Liquidity
•FHFA - a base Liquidity of eligible assets equal to or exceeding:
◦7 basis points of sellers/servicer’s residential first lien mortgage servicing UPB serviced for the Enterprises, if the seller/servicer remits (or an Enterprise draws) interest or principal, or both, as scheduled, regardless of whether principal or interest has been collected from the customer, plus
◦3.5 basis points of the sellers/servicer’s residential first lien mortgage servicing UPB serviced for the Enterprises, if the seller/servicer remits (or an Enterprise draws) the interest and principal only as actually collected from the customer, plus
◦3.5 basis points of the seller/servicer’s non-agency servicing UPB, plus
◦10 basis points of the seller/servicer’s residential first lien mortgage servicing UPB serviced for Ginnie Mae.
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
◦10 basis points of the issuer’s outstanding Ginnie Mae single-family servicing UPB, plus
◦3.5 basis points of the issuer’s outstanding Enterprises single family servicing UPB, if the issuer remits (or the Enterprise draws) the principal and interest only as actually collected from the customer, plus
◦7 basis points of the Issuer’s outstanding Enterprises single-family servicing UPB, if the issuer remits (or the Enterprise draws) the principal or interest, or both, as scheduled, regardless of whether principal or interest has been collected from the customer, plus
◦3.5 basis points of the issuer’s outstanding non-agency single-family servicing UPB.
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

53 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

As of December 31, 2024, Nationstar Mortgage, LLC and Cypress Loan Servicing LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

Since our Ginnie Mae single-family servicing portfolio exceeds $75 billion in UPB, we are also required to obtain an external primary servicer rating and issuer credit ratings from two different rating agencies and receive a minimum rating of a B or its equivalent. We met this requirement for all financial periods presented.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 18, Capital Requirements, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, for additional information.

Table 15. Debt

	December 31, 2024	December 31, 2023
Advance facilities principal amount	$849	$682
Warehouse facilities principal amount	2,016	822
MSR facilities principal amount	3,650	2,814
Unsecured senior notes principal amount	4,950	3,200

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of December 31, 2024, we had a total borrowing capacity of $1,400, of which we could borrow an additional $551. The maturity dates of our advance facilities range from July 2025 to October 2026. As of December 31, 2024, we had $22 and $827 of borrowings outstanding under the advance facilities maturing in 2025 and 2026, respectively.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of December 31, 2024, we had a total borrowing capacity of $5,851 for warehouse facilities, of which we could borrow an additional $3,835. The maturity dates for our warehouse facilities range from April 2025 to December 2026. As of December 31, 2024, we had $1,773 and $243 of borrowings outstanding under warehouse facilities maturing in 2025 and 2026, respectively.

MSR Facilities
Our MSR facilities provide financing for our servicing portfolio and investments. As of December 31, 2024, we had a total borrowing capacity of $7,000 for MSR facilities, of which we could borrow an additional $3,350. The maturity dates for our MSR facilities range from November 2025 to September 2026. As of December 31, 2024, we had $25 and $3,625 of borrowings outstanding under MSR facilities maturing in 2025 and 2026, respectively.

Unsecured Senior Notes
From 2021 to 2024, we completed offerings of unsecured senior notes with maturity dates ranging from 2026 to 2032. In connection with a business combination completed in the third quarter of 2023, we assumed an unsecured senior note with a maturity date in 2026. In February and August 2024, we completed offerings of $1,000 and $750 unsecured senior notes due in 2032 and 2029, respectively. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.000% to 7.125%. We are scheduled to pay a total of $1,542 of interest payments from these notes over the next eight years, of which $296 is due within a year.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 54

As of December 31, 2024, the expected maturities of our unsecured senior notes based on contractual maturities are presented below:

Table 16. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2025	$—
2026	500
2027	600
2028	850
2029	750
Thereafter	2,250
Unsecured senior notes principal amount	4,950
Purchase discount and unamortized debt issuance costs	(59)
Unsecured senior notes, net	$4,891

Other contractual obligations
Our operating lease obligations were primarily incurred for office space and equipment. The average lease terms are generally for 1 to 8 years. As of December 31, 2024, the total future minimum lease payments for our operating lease obligations were $63, of which $16 is due within a year. For more information regarding lease obligations, see Note 8, Leases, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

55 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

MSRs at Fair Value
We generally retain the servicing rights for existing residential mortgage loans transferred to a third party. We recognize MSRs recorded on the balance sheet in such transfers that meet the accounting requirements for sale treatment at fair value. Additionally, we may acquire the rights to service residential mortgage loans from third parties. We have elected to measure all MSRs at fair value subsequent to capitalization or acquisition, with all changes in fair value recorded within “revenues - service related, net” in the consolidated statements of operations. We estimate the fair value of these MSRs using a discounted cash flow model, which incorporates prepayment speeds, option adjusted spread, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speeds, option adjusted spread (“OAS”), and cost to service. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. We obtain independent third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the fair value calculated by the cash flow model as well as the underlying assumptions used. For the impact of changes in estimates on MSRs at fair value, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), we have entered into sale and assignment agreements related to its right to servicing fees, under which we sell to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The sale of these rights is accounted for as a secured borrowing under Accounting Standards Codification (“ASC”) 860. We measure these financing arrangements at fair value to accurately represent the future performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to “revenues - service related, net” in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and option adjusted spread. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs. In addition, our total market risk is influenced by a wide variety of factors including market volatility and liquidity of the markets. We obtain an independent third-party valuation, industry surveys and other available market data quarterly to assess the reasonableness of the fair value calculated by the cash flow model as well as the underlying assumptions used. For the impact of changes in estimates on excess spread financing, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 56

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

Accounting Standards Updated 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”) requires a public entity to disclose, at each interim and annual reporting period, certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

For information on recent accounting guidance adopted in 2024, see Note 1, Nature of Business and Basis of Presentation, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

57 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Department of Veterans Affairs (“VA”). The VA is a cabinet-level department of the U.S. federal government, which guarantees certain home loans for qualified customers eligible for securitization with GNMA.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 58

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

Float earnings. Interest earned on balances in custodial accounts, which represent collections of principal and interest received from customers on behalf of investors and tax and insurance payments.

Forbearance. An agreement between the mortgage servicer or lender and customer for a temporary postponement of mortgage payments. It is a form of repayment relief granted by the lender or creditor in lieu of forcing a property into foreclosure.

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

Loan Modification.  Temporary or permanent modifications to loan terms with the customer, including the interest rate, amortization period and term of the customer’s original mortgage loan. Loan modifications are usually made to loans that are in default, or in imminent danger of defaulting.

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
59 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

MSR Facility.  A line of credit backed by mortgage servicing rights that is used for financing purposes.  In certain cases, these lines may be a sub-limit of another warehouse facility or alternatively exist on a stand-alone basis.  These facilities allow for same or next day draws at the request of the customer.

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

Originations.  The process through which a lender provides a mortgage loan to a customer.

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

Prime Mortgage Loan.  Generally, a high-quality mortgage loan that meets the underwriting standards set by Fannie Mae or Freddie Mac and is eligible for purchase or securitization in the secondary mortgage market. Prime Mortgage loans generally have lower default risk and are made to customers with excellent credit records and a monthly income at least three to four times greater than their monthly housing expenses (mortgage payments plus taxes and other debt payments) as well as significant other assets. Mortgages not classified as prime mortgage loans are generally called either sub-prime or Alt-A.

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

Refinancing.  The process of working with existing customers to refinance their mortgage loans. By refinancing loans for customers we currently service, we retain the servicing rights, thereby extending the longevity of the servicing cash flows.

Servicing.  The performance of contractually specified administrative functions with respect to a mortgage loan or pool of mortgage loans. Duties of a servicer typically include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic monthly statements to the customer and monthly reports to the loan owners or their agents, managing insurance, monitoring delinquencies, executing foreclosures (as necessary), and remitting fees to guarantors, trustees and service providers. A servicer is generally compensated with a specific fee outlined in the contract established prior to the commencement of the servicing activities.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 60

Servicing Advances.  In the course of servicing loans, servicers are required to make advances that are reimbursable from collections on the related mortgage loan or pool of loans. There are typically three types of servicing advances: P&I Advances, T&I Advances and Corporate Advances.

(i) P&I Advances cover scheduled payments of principal and interest that have not been timely paid by customers. P&I Advances serve to facilitate the cash flows paid to holders of securities issued by the residential MBS trust. The servicer is not the insurer or guarantor of the MBS and thus has the right to cease the advancing of P&I, when the servicer deems the next advance nonrecoverable.

(ii) T&I Advances pay specified expenses associated with the preservation of a mortgaged property or the liquidation of defaulted mortgage loans, including but not limited to property taxes, insurance premiums or other property-related expenses that have not been timely paid by customers in order for the lien holder to maintain its interest in the property.

(iii) Corporate Advances pay costs, fees and expenses incurred in foreclosing upon, preserving defaulted loans and selling REO, including attorneys’ and other professional fees and expenses incurred in connection with foreclosure and liquidation or other legal proceedings arising in the course of servicing the defaulted mortgage loans.

Servicing Advances are reimbursed to the servicer if and when the customer makes a payment on the underlying mortgage loan at the time the loan is modified or upon liquidation of the underlying mortgage loan but are primarily the responsibility of the investor/owner of the loan. The types of servicing advances that a servicer must make are set forth in its servicing agreement with the owner of the mortgage loan or pool of mortgage loans. In some instances, a servicer is allowed to cease Servicing Advances, if those advances will not be recoverable from the property securing the loan.

Servicing Fee. A servicing fee is the percentage of each mortgage payment made by a customer to a mortgage servicer as compensation for keeping a record of payments, collecting, and making escrow payments, passing principal and interest payments along to the note holder.

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

U.S. Department of Agriculture (“USDA”). The USDA is a cabinet-level department of the U.S. federal government, which guarantees certain home loans for qualified customers.

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

61 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 62

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mr. Cooper Group Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

63 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements

Valuation of Forward Mortgage Servicing Rights and the Excess Spread Financing Liability
Description of the Matter	The estimated fair values of mortgage servicing rights (MSRs) and the excess spread financing liability were $11.7 billion and $418 million, respectively, as of December 31, 2024. The excess spread financing liability is accounted for as a secured borrowing whereby the Company sold to third parties the right to receive a portion of excess cash flow generated from various pools of MSRs. As described in Note 2 and 4 to the consolidated financial statements, the Company measures MSRs and the excess spread financing liability at fair value on a recurring basis with changes in fair value recorded in the statement of operations. Such fair values are based on the present value of future cash flows from servicing the underlying loans. The significant unobservable assumptions used to estimate the fair value of MSRs are prepayment speeds, option adjusted spread (OAS), and cost to service. The significant unobservable assumptions used to estimate the fair value of the excess spread financing liability are prepayment speeds and OAS. Additionally, during the fourth quarter the Company acquired $1.2 billion of MSRs in conjunction with the Flagstar transaction as described in Note 3.

Auditing management’s estimate of the fair values of MSRs and the excess spread financing liability as of December 31, 2024, as well as the acquisition date fair value of Flagstar transaction MSRs, is complex and required judgment due to the subjectivity of the significant unobservable assumptions utilized in the calculation of the respective fair values. Changes to any of these assumptions could have a material impact on the fair values of MSRs and the excess spread financing liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s process for estimating the fair values of MSRs and the excess spread financing liability, including management’s internal controls over the development of the significant unobservable assumptions and determination of the fair value of MSRs and the excess spread financing liability. This included, among others, testing internal controls over management’s review of: 1) historical results and market-based information considered in developing these assumptions; 2) comparisons of independent fair value ranges and assumptions obtained from third-party valuation firms to the internally developed fair value estimates and assumptions; 3) the completeness and accuracy of data used in determining the assumptions and the fair value estimates; 4) the acquisition date fair value of the Flagstar transaction MSRs.

To test the fair values of the MSRs and the excess spread financing liability, our audit procedures included, among others, testing the reasonableness of the significant unobservable assumptions and the fair value estimates. We tested the reasonableness of the assumptions by comparing to historical Company results and independent, market-based information. We tested the completeness and accuracy of the data underlying the assumptions and historical results. We utilized an internal valuation specialist to assist in testing management’s assumptions and the fair value estimates by developing and comparing to independent expectations. We identified potential sources of corroborating and contrary information. We also compared the significant unobservable assumptions and the fair value estimates developed by management to those from the third-party valuation firms utilized by management and evaluated the competence and objectivity of these firms.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
February 20, 2025

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 64

Index to Consolidated Financial Statements
Consolidated Financial Statements

MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$753	$571
Restricted cash	220	169
Mortgage servicing rights at fair value	11,736	9,090
Advances and other receivables, net of reserves of $112 and $170, respectively	1,345	996
Mortgage loans held for sale at fair value	2,211	927
Property and equipment, net of accumulated depreciation of $157 and $141, respectively	58	53
Deferred tax assets, net	230	472
Other assets	2,386	1,918
Total assets	$18,939	$14,196

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$4,891	$3,151
Advance, warehouse and MSR facilities, net	6,495	4,302
Payables and other liabilities	2,322	1,995
MSR related liabilities - nonrecourse at fair value	418	466
Total liabilities	14,126	9,914
Commitments and contingencies (Note 19)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,077	1,087
Retained earnings	4,971	4,302
Treasury shares at cost - 29.6 million and 28.6 million shares, respectively	(1,236)	(1,108)
Total stockholders’ equity	4,813	4,282
Total liabilities and stockholders’ equity	$18,939	$14,196
See accompanying Notes to Consolidated Financial Statements.
65 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Service related, net	$1,788	$1,440	$1,865
Net gain on mortgage loans held for sale	437	354	599
Total revenues	2,225	1,794	2,464
Expenses:
Salaries, wages and benefits	695	634	789
General and administrative	624	538	485
Total expenses	1,319	1,172	1,274
Interest income	790	528	261
Interest expense	(776)	(537)	(424)
Other income (expense), net	(19)	41	187
Total other income (expenses), net	(5)	32	24
Income before income tax expense	901	654	1,214
Less: Income tax expense	232	154	291
Net income	$669	$500	$923

Earnings per common share
Basic	$10.40	$7.46	$12.84
Diluted	$10.19	$7.30	$12.50
See accompanying Notes to Consolidated Financial Statements.
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 66

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
Shares issued / (surrendered) under incentive compensation plan	906	—	(41)	—	19	(22)	—	(22)
Share-based compensation	—	—	29	—	—	29	—	29
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(5,417)	—	—	—	(239)	(239)	—	(239)
Net income	—	—	—	923	—	923	—	923
Balance at December 31, 2022	69,266	1	1,104	3,802	(850)	4,057	—	4,057
Shares issued / (surrendered) under incentive compensation plan	910	—	(45)	—	20	(25)	—	(25)
Share-based compensation	—	—	28	—	—	28	—	28
Repurchase of common stock, including excise tax	(5,577)	—	—	—	(278)	(278)	—	(278)
Net income	—	—	—	500	—	500	—	500
Balance at December 31, 2023	64,599	1	1,087	4,302	(1,108)	4,282	—	4,282
Shares issued / (surrendered) under incentive compensation plan	739	—	(47)	—	20	(27)	—	(27)
Share-based compensation	—	—	37	—	—	37	—	37
Repurchase of common stock, including excise tax	(1,757)	—	—	—	(148)	(148)	—	(148)
Net income	—	—	—	669	—	669	—	669
Balance at December 31, 2024	63,581	$1	$1,077	$4,971	$(1,236)	$4,813	$—	$4,813
See accompanying Notes to Consolidated Financial Statements.
67 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$669	$500	$923

Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	241	135	289
Net gain on mortgage loans held for sale	(437)	(354)	(599)
Provision for servicing and non-servicing reserves	24	40	30
Fair value changes in mortgage servicing rights	273	483	(549)
Fair value changes in MSR related liabilities	18	18	142
Depreciation and amortization for property and equipment and intangible assets	44	38	37
Adjustment/recognition of bargain purchase gain	4	(96)	—
Loss on MSR hedging activities	517	68	332
Loss (gain) on MSR and excess yield sales	9	(23)	3
Gain on disposition of assets	—	—	(223)
Other operating activities	104	105	96
Repurchases of loan assets out of Ginnie Mae securitizations	(1,670)	(1,234)	(3,067)
Mortgage loans originated and purchased for sale, net of fees	(23,022)	(12,805)	(28,309)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	23,492	14,130	34,461
Changes in assets and liabilities:
Advances and other receivables	(373)	28	153
Other assets	(106)	(6)	278
Payables and other liabilities	(511)	(131)	(230)
Net cash attributable to operating activities	(724)	896	3,767

Investing Activities
Acquisitions of business, net of cash acquired	—	(522)	—
Asset acquisition transactions	(1,311)	(34)	—
Purchase of mortgage servicing rights	(1,906)	(1,850)	(1,595)
Proceeds on sale of mortgage servicing rights and excess yield	588	603	290
Property and equipment additions, net of disposals	(38)	(18)	(17)
Other investing activities	(30)	(15)	—
Net cash attributable to investing activities	(2,697)	(1,836)	(1,322)

Financing Activities
Increase (decrease) in advance, warehouse and MSR facilities	2,197	1,375	(2,113)
Settlements and repayment of excess spread financing	(66)	(80)	(392)
Repurchase of common stock	(147)	(276)	(239)
Issuance of unsecured senior debt	1,750	—	—
Other financing activities	(80)	(41)	(40)
Net cash attributable to financing activities	3,654	978	(2,784)
Net increase (decrease) in cash, cash equivalents and restricted cash	233	38	(339)
Cash, cash equivalents and restricted cash - beginning of year	740	702	1,041
Cash, cash equivalents and restricted cash - end of year(1)	$973	$740	$702

Supplemental Disclosures of Cash Activities
Cash paid for interest expense on unsecured senior notes, excess spread financing, and advance, warehouse and MSR facilities	$840	$441	$303
Net cash (refund) paid for income taxes	(1)	26	17
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 68

Index to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022

Supplemental Disclosures of Non-cash Investing and Financing Activities
Purchase of mortgage servicing rights holdback	$54	$149	$11
Sale of mortgage servicing rights holdback	16	16	15
Excise tax from repurchase of common stock	1	2	—
Equity consideration received from disposition of assets	—	—	250

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets.

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$753	$571	$527
Restricted cash	220	169	175
Total cash, cash equivalents and restricted cash	$973	$740	$702

See accompanying Notes to Consolidated Financial Statements.

69 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc. collectively with its consolidated subsidiaries, (“Mr. Cooper” or the “Company”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper®, Xome® and Rushmore Servicing®. Mr. Cooper is the largest home loan servicer and a major originator in the country focused on delivering a variety of servicing and lending products, services and technologies.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates, and such differences could be material, due to factors such as adverse changes in the economy, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific customers.

Recent Accounting Guidance Adopted
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker included within each reported measure of segment profit or loss and increased interim disclosure requirements, among others. The Company adopted ASU 2023-07 in the fourth quarter of 2024 on a retrospective basis, which only impacted disclosures and did not have a material impact on the consolidated financial statements. Refer to Note 20, Segment Information, for further information.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 70

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

The key assumptions to determine fair value include prepayment speeds, option adjusted spread and cost to service. The credit quality and stated interest rates of the loans underlying the MSRs affect the assumptions used in the cash flow models. The Company obtains independent third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Fair value adjustments are recorded within “revenues - service related, net” in the consolidated statements of operations.

Advances and Other Receivables, Net
The Company advances funds to or on behalf of the investors when the customer fails to meet contractual payments or there are shortfalls due to timing (e.g., loan principal and interest, property taxes, insurance) in accordance with terms of its servicing agreements. Advances of principal and interest are referred to as P&I advances and advances of property tax and/or insurance are referred to as escrow or T&I advances. The Company may also advance funds to maintain and market underlying loan collateral through foreclosure and ultimate liquidation on behalf of the investors, referred to as corporate advances. Advances are recovered from customers for performing loans and from the investors and loan proceeds for non-performing loans.

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

Mortgage Loans Held for Sale
The Company originates prime residential mortgage loans with the intention of selling such loans in the secondary market, and generally does so on a servicing-retained basis. As these loans are originated with intent to sell, the loans are classified as held for sale and the Company has elected to measure these loans held for sale at fair value. The Company estimates fair value of mortgage loans held for sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. In connection with the Company’s election to measure originated mortgage loans held for sale at fair value, the Company records the loan origination fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees and underwriting fees are recorded in “revenues - service related, net” in the consolidated statements of operations. Gains or losses recognized upon sale of loans and fair value adjustments are recorded in “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations.

Repurchased Loans
From time to time the Company is required to repurchase loans from various investors related to originations or servicing defects. Such defects include, but are not limited to, breaches in seller representations and warranties made upon sale or demands for servicing repurchase due certain situations (such as modification). Such loans are repurchased by the Company as required with the intent of resale in the secondary market. If the defect is something that can be cured, the Company may seek to cure the issue and re-sell the loan to the investor and retain servicing. However, the nature of the defect may preclude the Company from curing in which case the Company may elect to sell such loans, servicing released, through a whole loan sale (or “scratch and dent sale"). Due to the Company’s intent to sell these loans, these repurchases are appropriately classified as mortgage loans held for sale, with any gains or losses recorded in “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations. Reserves related to repurchased loans are discussed below in Repurchase Reserves for Origination Activity.

71 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Loans Subject to Repurchase from Ginnie Mae
For certain loans originated and sold into GNMA mortgage-backed securities, the Company, as servicer/transferor, has the unilateral right to repurchase, without GNMA’s prior authorization, any individual loan in a GNMA securitization pool if that loan meets certain criteria, including payment not being received from the customer for greater than 90 days (“delinquent status”). For loans in delinquent status, the Company must recognize in its consolidated balance sheets the right to repurchase the loan and a corresponding repurchase liability, regardless of whether the Company intends to repurchase the loan. The Company records these rights to repurchase in “other assets” at the unpaid principal balance and a corresponding liability in “payables and other liabilities” in its consolidated balance sheets.

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

Changes to excess spread financing, other than payments and fair value measurements, include accretion, which results from changes in the portfolio. Changes related to accretion are recorded to “revenues - service related, net” with an offset to excess spread financing liability on the consolidated balance sheet.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 72

Index to Consolidated Financial Statements
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

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to the Pipeline (including mortgage loans held for sale and interest rate lock commitments (“IRLCs”)) and the MSR portfolio. The Company recognizes all derivatives at fair value on a recurring basis in “other assets” and “payables and other liabilities” on its consolidated balance sheets. The Company treats all of its derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges.

73 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Derivative instruments utilized by the Company primarily include IRLCs, loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”), and Treasury futures. IRLCs and LPCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, respectively, whereby the interest rate and loan amount is set prior to funding. The Company has the ability and intent to fund the loan for purpose of selling in the secondary market, accordingly, upon funding these IRLCs or LPCs will be mortgage loans held for sale for which the Company has selected the fair value option. Similar to the fair values of mortgage loans held for sale; held in inventory awaiting sale into the secondary market. IRLCs and LPCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding and ultimately through sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing. Loan commitments generally range between 30 days and 90 days, and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, inherent value of servicing of the loan (future MSR value), and adjustments for the estimated pull-through rate. Any changes in fair value are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the consolidated statements of operations and consolidated statements of cash flows.

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

The Company may elect to purchase other derivative instruments, such as Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings. See Note 11, Derivative Financial Instruments, for more information.

Business Combinations and Asset Acquisitions
The Company evaluates whether a transaction meets the definition of a business in accordance with ASC 805, Business Combinations. The Company first applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, the Company further considers whether the set of assets or acquired entities have at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets or acquired entities meet this criteria, the transaction is accounted for as a business combination.

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

For acquisitions that are treated as an asset acquisition, the purchase price is allocated to acquired assets based on their relative fair values. In addition, the transaction costs directly related to the acquisition are capitalized as a component of the purchase price.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 74

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

Intangible Assets
Intangible assets primarily consist of client relationships acquired through business combinations and asset acquisitions. Those intangible assets are deemed to have finite useful lives and are amortized either on a straight-line basis over their estimated useful lives, or on a basis more representative of the time pattern over which the benefit is derived. Intangible assets are recorded at their estimated fair value at the date of acquisition.

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

Investment in Unconsolidated Entities
The Company accounts for investments in unconsolidated entities using the equity method when the Company holds a significant, but less than controlling, ownership interest and has the ability to exercise significant influence over operating and financial decisions of the investee. Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. The Company evaluates the equity method investments for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s equity method investments include its investment in Sagent M&C, LLC (“Sagent”), associated with the March 31, 2022 sale of the Company’s Mortgage Servicing Platform to Sagent. Since the 2022 transaction with Sagent, the Company has engaged with Sagent to continue utilizing the Mortgage Servicing Platform.

For investments in unconsolidated entities in which the Company does not hold a significant ownership interest and does not have the ability to exercise significant influence over operating and financial decisions of the investee, the Company evaluates whether to account for the investment at cost or fair value. For such investments where the fair value option has been elected, the Company records the investments at fair value and recognizes changes in fair value in “Other income (expenses), net” within the consolidated statements of operations. However, the Company may elect a measurement alternative for equity investments that (1) do not have readily available determinable fair values and (2) do not qualify for the practical expedient in ASC 820, Fair Value Measurement, to measure fair value at net asset value. Under the measurement alternative, the Company (as an investor) records the investment at cost less any impairment in “Other income (expenses), net” within the consolidated statements of operations.

75 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Revenues from Servicing Activities
•“Revenues, service related, net” primarily include contractually specified servicing fees, late charges, prepayment penalties, fair value adjustments, and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned during the life of the loan as customers make payments. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues and earnings on float as they are earned.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 76

Index to Consolidated Financial Statements
•“Revenues - net gain on mortgage loans held for sale” includes the realized and unrealized gains and losses on sales of newly originated mortgage loans, as well as the changes in fair value of all pipeline-related derivatives, including IRLCs.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been legally isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity (outside of the mutually agreed upon reps and warranties three-year period) or (b) the ability to unilaterally cause the holder to return specific assets. Loan securitizations structured as sales, as well as whole loan sales and the resulting gains on such sales, net of any accrual for recourse obligations, are reported in operating results during the period in which the securitization closes or the sale occurs.

•Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to the originations and servicing pipeline. The Company recognizes all derivatives on its consolidated balance sheets at fair value on a recurring basis. The Company treats all derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges. The changes in value on originations derivative instruments are recorded within revenue in the as “revenues - net gain on mortgage loans held for sale.” See accounting policy “Derivative Financial Instruments” for more details.

Revenue from Xome Activities
•Xome revenues primarily consists of fees earned on real estate exchange, which is a proprietary digital exchange for selling foreclosed, REO, and seller-owned property. Xome also has revenues from the sale of data and data-related services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those products. Xome’s business is included in Corporate/Other.

Repurchase Reserves for Origination Activity
The Company accrues reserves for the repurchase of loans from GSEs, GNMA, and third-party investors primarily due to originations defect and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on historical repurchase demands and related losses. For loans that are originated by the Company, the repurchase reserves are included within “payables and accrued liabilities” in the consolidated balance sheets and the provision for repurchase reserves is a component of “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations. For repurchase reserves acquired in an acquisition, the reserve is included "payables and accrued liabilities" and additional provision or release is a component of “expenses - general and administrative”.

During each reporting period, the Company utilizes an internal model to estimate repurchase reserves for loan origination activities based upon its expectation of future defects and historical loss rates. The estimate for the repurchase reserve is based on judgments and historical inputs which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) the quality of Company’s underwriting procedures; (iv) customer delinquency and default patterns; and (v) other Company-specific and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.

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

77 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 78

Index to Consolidated Financial Statements
Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the Company has no obligation to provide financial support to unconsolidated securitization. In addition, the Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts.

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

Interest Income
Interest income primarily includes float interest earned on custodial cash deposits associated with the servicing portfolio. Interest income is also recognized on mortgage loans held for sale primarily for the period from loan funding to sale, which is typically within 30 days. Loans are placed on non-accrual status when any portion of the principal or interest is greater than 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

Interest Expense
Interest expense primarily includes interest incurred on advance, warehouse and MSR facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance, warehouse and MSR facilities, unsecured senior notes and excess spread financing of $698, $485 and $361 for the years ended December 31, 2024, 2023 and 2022, respectively.

Share-Based Compensation
Equity based awards include restricted stock units (“RSUs”) granted to employees of the Company and non-employee directors and performance-based stock awards (“PSUs”) granted to certain executive officers. The RSUs are valued at the fair market value of the Company’s common stock on the grant date and recognized as an expense over the requisite employee service period on a straight-line basis using an accelerated attribution model. The PSUs feature a combination of service, market and/or performance conditions. Market conditions are valued using a model that incorporates the market condition of the grants while performance conditions are assessed for the probability of achievement. The PSUs are expensed on a straight-line basis over the requisite employee service period. The Company applies a forfeiture rate and records share-based compensation in “expenses - salaries, wages and benefits” within the consolidated statements of operations and in “other operating activities” within the consolidated statements of cash flows.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of “expenses - general and administrative” within the consolidated statements of operations. The Company incurred advertising costs of $39, $23 and $37 for the years ended December 31, 2024, 2023 and 2022, respectively.

Income Taxes
The Company is subject to the income tax laws of the U.S. and its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

79 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Deferred income taxes are determined using the balance sheet method. Deferred taxes are recognized for the future tax impact attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

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

As of December 31, 2024 and 2023, the Company had 10 million preferred shares authorized at $0.00001, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

Share Repurchases
The Company has a stock repurchase program which allows the Company to repurchase its common stock using open market stock purchases or privately negotiated transactions. Repurchased common stock is stated at cost and presented as a separate component of stockholders’ equity in treasury stock. The share repurchase cost will be determined based on the total dollar amount paid for share repurchases for a single day divided by the total volume of shares repurchased. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, the Company recorded the applicable excise tax of $1 and $2 during the year ended December 31, 2024 and 2023, respectively, as an incremental cost of the shares repurchased in “treasury shares at cost” within the consolidated balance sheets.

3. Acquisitions

Acquisition of assets related to certain mortgage operations of Flagstar Bank, N.A.
On July 24, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) and an Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights (the “MSR Purchase Agreement”) with Flagstar Bank, N.A. (“Flagstar”) in contemplation of one another (collectively “the Flagstar Transaction”). Per the Asset Purchase Agreement, the Company agreed to purchase and assume from Flagstar, certain assets and third-party origination operations. Per the MSR Purchase Agreement, the Company agreed to purchase certain MSRs held by Flagstar. The Flagstar Transaction closed in the fourth quarter of 2024 for total consideration of approximately $1.3 billion in cash, funded through available cash and drawdowns of existing MSR lines. The acquired assets primarily consist of approximately $1.2 billion of MSRs and related advances, and $101 of client relationship intangibles associated with subservicing contracts. The Company accounted for the transaction as an asset acquisition in accordance with Accounting Standard Codification Topic 805, Business Combinations (“ASC 805”), whereby the purchase price was allocated to net assets based on their relative fair values.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 80

Index to Consolidated Financial Statements
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

The Company accounted for the two transactions as one business combination (“Home Point Acquisition”) in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company acquired $1.2 billion MSRs and assumed an unsecured senior note with a principal balance of $500, among other acquired net assets. During the third quarter of 2023, the Company recorded a preliminary bargain purchase gain of $96 in “other income (expense), net” within the consolidated statements of operations and reported under Corporate/Other segment, which represents the excess of the estimated fair value of net assets acquired over the consideration transferred. In June 2024, the Company finalized its review of tax matters related to the Home Point Acquisition, resulting in an increase of $4 in other liabilities and a reduction of $4 in the previously recorded bargain purchase gain. Purchase accounting for the Home Point Acquisition was finalized in the second quarter of 2024 and the final bargain purchase gain related to the acquisition was $92.

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

Acquisition of assets related to Rushmore Loan Management Services, LLC
During the second quarter of 2023, the Company acquired certain assets and liabilities of Rushmore Loan Management Services, LLC (“Rushmore”) for a total purchase price of $34 (the “Rushmore Transaction”). Assets acquired were recorded in the Servicing segment and primarily included subservicing contracts and related servicing advances and receivables. The Company accounted for the transaction as an asset acquisition in accordance with ASC 805, whereby the purchase price was allocated to net assets based on their relative fair values.

81 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSR and the related liabilities. In estimating the fair value of all MSRs and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	December 31, 2024	December 31, 2023
MSRs at fair value	$11,736	$9,090

Excess spread financing at fair value	$386	$437
Mortgage servicing rights financing at fair value	32	29
MSR related liabilities - nonrecourse at fair value	$418	$466

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

The following table sets forth the activities of MSRs:

	Year Ended December 31,
MSRs at Fair Value	2024	2023
Balance - beginning of year	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	460	273
Purchases and acquisitions of servicing rights	3,004	3,189
Dispositions:
Sales of servicing assets and excess yield	(583)	(573)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	650	121
Changes in valuation due to amortization	(923)	(604)
Other changes(1)	38	30
Balance - end of year	$11,736	$9,090

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the years ended December 31, 2024 and 2023, the Company sold $26,739 and $25,239 in unpaid principal balance (“UPB”) of MSRs, of which $26,156 and $23,218 was retained by the Company as subservicer, respectively.

During the year ended December 31, 2024 and 2023, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of approximately $27,841 and $41,958 for proceeds of $226 and $294, respectively. During the year ended December 31, 2024 and 2023, the Company recorded a gain of $27 and $33, respectively, through the mark-to-market adjustments within “revenues - service related, net” in the consolidated statements of operations.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 82

Index to Consolidated Financial Statements
The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	December 31, 2024		December 31, 2023
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$710,997	$11,397	$561,656	$8,774
Non-agency	25,074	339	26,286	316
Total	$736,071	$11,736	$587,942	$9,090

Refer to Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2024
Mortgage servicing rights	$(470)	$(904)	$(308)	$(597)	$(84)	$(169)

December 31, 2023
Mortgage servicing rights	$(368)	$(706)	$(219)	$(425)	$(89)	$(178)

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

The Company had excess spread financing liability of $386 and $437, related to the UPB of $66,519 and $74,219 as of December 31, 2024 and 2023, respectively. Refer to Note 17, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

83 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2024
Excess spread financing	$13	$28	$8	$17

December 31, 2023
Excess spread financing	$16	$32	$10	$20

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

Mortgage Servicing Rights Financing
The Company had MSR financing liability of $32 and $29 as of December 31, 2024 and 2023, respectively. Refer to Note 2, Significant Accounting Policies, for further discussion on MSR financing, and Note 17, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 84

Index to Consolidated Financial Statements
Revenues - Service Related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Year Ended December 31,
Revenues - Service Related, net	2024	2023	2022
Contractually specified servicing fees(1)	$2,222	$1,700	$1,458
Other service-related income(1)	77	72	105
Incentive and modification income(1)	69	43	29
Servicing late fees(1)	128	89	76
Mark-to-market adjustments - Servicing
MSR MTM	650	121	1,328
(Loss) on MSR hedging activities	(517)	(68)	(332)
(Loss) gain on MSR and excess yield sales	(9)	23	(3)
Reclassifications to reserve provision(2)	(25)	(33)	(30)
Excess spread / MSR financing MTM	(18)	(18)	(142)
Total mark-to-market adjustments - Servicing	81	25	821
Amortization, net of accretion
MSR amortization	(923)	(604)	(779)
Excess spread accretion	37	41	86
Total amortization, net of accretion	(886)	(563)	(693)
Originations service related fees(3)	86	61	98
Corporate/Xome service related fees	77	84	76
Other(4)	(66)	(71)	(105)
Total revenues - Service Related, net	$1,788	$1,440	$1,865

(1)Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $759, $708 and $661 for the years ended December 31, 2024, 2023 and 2022, respectively.
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

5. Advances and Other Receivables

Advances and other receivables, net consists of the following:

Advances and Other Receivables, Net	December 31, 2024	December 31, 2023
Servicing advances, net of $6 and $13 purchase discount, respectively	$1,410	$1,065
Receivables from agencies, investors and prior servicers, net of zero and $6 purchase discount, respectively	47	101
Reserves	(112)	(170)
Total advances and other receivables, net	$1,345	$996

85 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Year Ended December 31,
Reserves for Advances and Other Receivables	2024	2023
Balance - beginning of year	$170	$137
Provision, net(1)	24	40
Reclassifications(2)	24	27
Write-offs(3)	(106)	(34)
Balance - end of year	$112	$170

(1)The Company recorded a provision of $25 and $33 through the MTM adjustments in “revenues - service related, net” in the consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively.
(2)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.
(3)Write-offs represent balances removed from the servicing platform during the respective periods, including fully reserved balances related to third-party settlements where further loss recovery of prior servicer errors is limited.

Purchase Discount for Advances and Other Receivables
The following table sets forth the activities of the purchase discount for advances and other receivables:

	Year Ended December 31, 2024		Year Ended December 31, 2023
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of year	$13	$6	$12	$7
Addition from acquisition(1)	—	—	5	—
Utilization of purchase discounts	(7)	(6)	(4)	(1)
Balance - end of year	$6	$—	$13	$6

(1)In connection with the acquisition of Home Point in 2023, the Company recorded the acquired advances and other receivables at estimate fair value as of the acquisition date, which resulted in a purchase discount of $5. Refer to Note 3, Acquisitions, for discussion of the Home Point acquisition.

Credit Loss for Advances and Other Receivables
The following table sets forth the activities of the CECL allowance for advances and other receivables:

	Year Ended December 31,
CECL Allowance for Advances and Other Receivables	2024	2023
Balance - beginning of year	$35	$36
Provision, net	(2)	1
Write-offs(1)	(20)	(2)
Balance - end of year(2)	$13	$35

(1)Write-offs represent balances removed from the servicing platform during the respective periods, including fully reserved balances related to third-party settlements where further loss recovery of prior servicer errors is limited.
(2)As of December 31, 2024, $13 was included in reserves. As of December 31, 2023, $29 and $6 were included in reserves and purchase discount, respectively.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 86

Index to Consolidated Financial Statements
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

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	December 31, 2024	December 31, 2023
Mortgage loans held for sale - UPB	$2,187	$924
Mark-to-market adjustment(1)	24	3
Total mortgage loans held for sale	$2,211	$927

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Year Ended December 31,
Mortgage Loans Held for Sale	2024	2023
Balance - beginning of year	$927	$893
Loans sold and loan payments received	(23,412)	(14,097)
Mortgage loans originated and purchased, net of fees	23,022	12,856
Repurchase of loans out of Ginnie Mae securitizations(1)	1,670	1,234
Net change in unrealized gain on retained loans held for sale	5	44
Net transfers of mortgage loans held for sale(2)	(1)	(3)
Balance - end of year	$2,211	$927

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

For the years ended December 31, 2024 and 2023, the Company recorded a total realized gain of $80 and $33 from total sales proceeds of $23,460 and $13,877, respectively, on the sale of mortgage loans held for sale.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as “interest income” in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	December 31, 2024		December 31, 2023
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$47	$38	$42	$36

(1)Non-accrual UPB includes $38 and $35 of UPB related to Ginnie Mae repurchased loans as of December 31, 2024 and 2023, respectively.
87 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $22 and $30 as of December 31, 2024 and 2023, respectively.

7. Property and Equipment

The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows:

Property and Equipment, Net	December 31, 2024	December 31, 2023	Estimated Useful Life
Furniture, fixtures, and equipment	$64	$57	3 - 5 years
Capitalized software costs	100	94	3 - 5 years
Software in development and other	21	8
Leasehold improvements	30	30	Lesser of 10 years or remaining lease term
Long-term finance leases - computer equipment	—	5	3 - 5 years
Property and equipment	215	194
Less: Accumulated depreciation	(157)	(141)
Property and equipment, net	$58	$53

The Company recorded depreciation expense on property and equipment of $30 and $31 for the years ended December 31, 2024 and 2023, respectively. The Company has entered into various lease agreements for computer equipment, which are classified as finance leases. See Note 8, Leases, for more information.

The Company recorded no impairment charges for property and equipment during the years ended December 31, 2024 and 2023.

8. Leases

The Company’s leases primarily relate to office space and equipment, with remaining lease terms of generally less than 1 year to 6 years. Certain lease arrangements contain extension options, which typically range from 2 to 7 years, at the then fair market rental rates. As of December 31, 2024 and 2023, operating lease ROU assets were $44 and $72, respectively, and corresponding lease liabilities were $57 and $91, respectively, which were included in “other assets,” and “payables and other liabilities,” respectively, on the consolidated balance sheets. The Company does not currently have any significant finance leases in which it is the lessee.

Effective October 31, 2024, the Company early terminated an office lease agreement but continued using the office space until December 31, 2024. The Company applied the lease modification guidance to account for the transaction and remeasured the related ROU asset and lease liability as of the modification date. In addition, the ROU asset was amortized over the shortened term of the lease, resulting in the recognition of $18 within “expenses - general and administrative” in the consolidated statements of operations in 2024.

The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
Net Lease Cost	2024	2023
Operating lease cost	$37	$21
Sublease income	(2)	(3)
Total net lease cost	$35	$18
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 88

Index to Consolidated Financial Statements
The table below summarizes other information related to the Company’s operating leases:

	Year Ended December 31,
Operating Leases - Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$19
Leased assets obtained in exchange for new operating lease liabilities	6	8
Weighted average remaining lease term - operating leases, in years	4.4	5.0
Weighted average discount rate - operating leases	4.6%	4.6%

Maturities of operating lease liabilities as of December 31, 2024 are as follows:

Year Ending December 31,	Operating Leases
2025	$16
2026	15
2027	13
2028	9
2029	8
Thereafter	2
Total future minimum lease payments	63
Less: imputed interest	6
Total operating lease liabilities	$57

9. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from customers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,176 and $966 as of December 31, 2024 and 2023, respectively, which are included in both “other assets” and “payables and other liabilities” in the consolidated balance sheets.

10. Goodwill and Intangible Assets

Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2023. There were no changes in goodwill in 2024.

	Year Ended December 31, 2023
	Servicing	Originations	Corporate/Other(2)	Total
Balance - beginning of year	$80	$28	$12	$120
Addition from acquisitions(1)	5	—	16	21
Balance - end of year	$85	$28	$28	$141

(1)The Company recorded goodwill in connection with the Roosevelt Transaction to both Servicing and Corporate/Other as discussed in Note 3, Acquisitions.
(2)The goodwill associated with Xome and Roosevelt is included in Corporate/Other.

During the years ended December 31, 2024 and 2023, the Company assessed its reporting units and determined that no impairment of goodwill existed. Goodwill is recorded in “other assets” within the consolidated balance sheets.

89 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Intangible Assets
The following tables present the composition of intangible assets:

	December 31, 2024
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Client relationships	$197	$(85)	$112	4.6
Trade name	9	(7)	2	3.5
Other(1)	7	(2)	5	2.6
Total intangible assets	$213	$(94)	$119	4.5

	December 31, 2023
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Client relationships	$96	$(73)	$23	4.7
Trade name	9	(7)	2	4.5
Other(1)	3	—	3	2.8
Total intangible assets	$108	$(80)	$28	4.5

(1)Other intangible assets include assembled workforce and licenses.

Intangible assets are recorded in “other assets” within the consolidated balance sheets. In 2024, the Company recorded intangible assets of $105 in connection with the Flagstar Transaction. In 2023, the Company recorded intangible assets of $23 and $4 in connection with the Rushmore Transaction and Roosevelt Transaction, respectively. See further discussion in Note 3, Acquisitions.

The Company recognized $14 and $7 of amortization expense related to intangible assets during the years ended December 31, 2024 and 2023, respectively. The Company expects to record amortization expense for existing amortizable intangible assets of $29, $26, $26, $22, and $16 for each of the years ending December 31, 2025 to 2029. No impairment on intangible assets was recorded during the years ended December 31, 2024 and 2023.

11. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to mortgage loans held for sale and IRLCs (“the pipeline”) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, forward MBS and Treasury futures. The changes in value on the derivative instruments associated with pipeline hedging are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the consolidated statements of operations and consolidated statements of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in “revenues - service related, net” on the consolidated statements of operations and in “loss on MSR hedging activities” on the consolidated statements of cash flows.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 90

Index to Consolidated Financial Statements
The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		December 31, 2024		Year Ended December 31, 2024
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2025	$900	$12	$1
Derivative financial instruments
Forward MBS trades	2025	$2,871	$18	$232
IRLCs	2025	691	22	1
LPCs	2025	511	6	3
Treasury futures	2024	—	—	98
Total derivative financial instruments - assets		$4,073	$46	$334
Liabilities
Derivative financial instruments
Forward MBS trades	2025	$6,816	$95	$(424)
Treasury futures	2025	3,810	59	(379)
LPCs	2025	1,013	7	(7)
IRLCs	2025	39	—	—
Total derivative financial instruments - liabilities		$11,678	$161	$(810)

		December 31, 2023		Year Ended December 31, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2024	$337	$11	$1
Derivative financial instruments
Treasury futures	2024	$2,634	$113	$113
Forward MBS trades	2024	2,365	22	155
IRLCs	2024	584	21	(1)
LPCs	2024	361	3	2
Total derivative financial instruments - assets		$5,944	$159	$269
Liabilities
Derivative financial instruments
Forward MBS trades	2024	$1,049	$9	$(126)
Treasury futures	2024	80	—	(196)
LPCs	2024	41	—	1
IRLCs	2024	1	—	—
Total derivative financial instruments - liabilities		$1,171	$9	$(321)

91 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
As of December 31, 2024, the Company held $216 and $3 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2023, the Company held $8 and $56 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities,” respectively, in the Company’s consolidated balance sheets, and are included in “net cash attributable to operating activities” within the consolidated statements of cash flows. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 92

Index to Consolidated Financial Statements
12. Indebtedness

Advance, Warehouse and MSR Facilities

				December 31, 2024		December 31, 2023
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$500 advance facility(1)	Jul 2026	Servicing advance receivables	$500	$285	$394	$—	$—
$500 advance facility	Aug 2026	Servicing advance receivables	500	423	475	250	326
$350 advance facility	Oct 2026	Servicing advance receivables	350	119	151	132	169
$300 advance facility(2)	Nov 2024	Servicing advance receivables	300	—	—	273	364
$50 advance facility(3)	Jul 2025	Servicing advance receivables	50	22	40	27	49
Advance facilities principal amount				849	1,060	682	908

Warehouse Facilities
$1,500 Warehouse Facility	Jun 2025	Mortgage loans or MBS	1,500	68	71	107	104
$1,200 Warehouse Facility(4)	Sep 2026	Mortgage loans or MBS	1,200	131	148	158	177
$750 Warehouse Facility	Apr 2025	Mortgage loans or MBS	750	112	140	137	176
$750 Warehouse Facility	Oct 2025	Mortgage loans or MBS	750	489	530	155	166
$600 Warehouse Facility	Aug 2025	Mortgage loans or MBS	600	368	381	73	75
$500 Warehouse Facility	Nov 2025	Mortgage loans or MBS	500	247	256	—	—
$500 Warehouse Facility	Jun 2025	Mortgage loans or MBS	500	90	99	72	78
$250 Warehouse Facility	Nov 2025	Mortgage loans or MBS	250	238	253	—	—
$200 Warehouse Facility	Dec 2026	Mortgage loans or MBS	200	112	123	82	84
$200 Warehouse Facility	Apr 2025	Mortgage loans or MBS	200	—	—	12	21
$200 Warehouse Facility(3)	Jul 2025	Mortgage loans or MBS	200	105	105	1	1
$100 Warehouse Facility	Apr 2025	Mortgage loans or MBS	100	56	62	25	33
$100 Warehouse Facility	Apr 2025	Mortgage loans or MBS	100	—	—	—	—
$1 Warehouse Facility	Dec 2025	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				2,016	2,168	822	915

MSR Facilities
$1,750 Warehouse Facility	Apr 2026	MSR	1,750	950	2,669	980	1,455
$1,500 Warehouse Facility(1)	Jul 2026	MSR	1,500	475	2,607	—	—
$1,450 Warehouse Facility(2)	Nov 2024	MSR	1,450	—	—	300	2,164
$950 Warehouse Facility(4)	Sep 2026	MSR	950	550	1,711	545	1,306
$750 Warehouse Facility	Jul 2026	MSR	750	670	1,066	405	655
$500 Warehouse Facility	Jun 2026	MSR	500	250	519	—	—
$500 Warehouse Facility	Jul 2026	MSR	500	330	629	—	—
$500 Warehouse Facility	Apr 2026	MSR	500	250	781	305	634
$500 Warehouse Facility	Jun 2026	MSR	500	150	726	250	677
$50 Warehouse Facility	Nov 2025	MSR	50	25	80	29	67
MSR facilities principal amount				3,650	10,788	2,814	6,958

Advance, warehouse and MSR facilities principal amount				6,515	$14,016	4,318	$8,781
Unamortized debt issuance costs				(20)		(16)
Total advance, warehouse and MSR facilities, net				$6,495		$4,302

(1)Total capacity for this facility is $2,000, of which $500 and $1,500 are internally allocated for advance financing and MSR financing, respectively; capacity is fully fungible and is not restricted by these allocations.
(2)This facility was terminated in July 2024.
(3)Total capacity for this facility is $200, of which $50 is a sublimit for advance financing.
(4)The capacity amount for this facility is $1,200, of which $950 is a sublimit for MSR financing.

93 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The weighted average interest rate for advance facilities was 7.5% and 7.6% for the years ended December 31, 2024 and 2023, respectively. The weighted average interest rate for warehouse and MSR facilities was 7.6% for the years ended December 31, 2024 and 2023, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	December 31, 2024	December 31, 2023
$1,000 face value, 7.125% interest rate payable semi-annually, due February 2032(1)	$1,000	$—
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	850	850
$750 face value, 6.500% interest rate payable semi-annually, due August 2029(2)	750	—
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due February 2026	500	500
Unsecured senior notes principal amount	4,950	3,200
Purchase discount and unamortized debt issuance costs	(59)	(49)
Unsecured senior notes, net	$4,891	$3,151

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the years ended December 31, 2024 and 2023.

As of December 31, 2024, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2025	$—
2026	500
2027	600
2028	850
2029	750
Thereafter	2,250
Total unsecured senior notes principal amount	$4,950

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 94

Index to Consolidated Financial Statements
Financial Covenants
The Company’s credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at Nationstar Mortgage LLC, the Company’s primary operating subsidiary, and Cypress Loan Servicing LLC. The Company was in compliance with its required financial covenants as of December 31, 2024.

13. Securitizations and Financings

Variable Interest Entities
In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”) determined to be VIEs, which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to a SPE, which then issues to investors various forms of debt obligations supported by those assets.

The Company has determined that the SPEs created in connection with certain advance facilities trusts should be consolidated as the Company is the primary beneficiary of each of these entities.

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	December 31, 2024	December 31, 2023
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$188	$111
Advances and other receivables, net	1,020	495
Total assets	$1,208	$606

Liabilities
Advance facilities, net(1)	$824	$382
MSR facilities, net(1)	469	—
Payables and other liabilities	3	1
Total liabilities	$1,296	$383

(1)Refer to advance and MSR facilities in Note 12, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	December 31, 2024	December 31, 2023
Total collateral balances - UPB	$798	$881
Total certificate balances	$773	$849

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2024, and 2023, and therefore does not have a significant exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	December 31, 2024	December 31, 2023
Unconsolidated securitization trusts	$81	$91

95 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

In March 2024, certain executives of the Company were granted 0.08 million PSUs (the “2024 PSUs”). In March 2023 and November 2023, certain executives of the Company were granted 0.1 million and 0.2 million PSUs (the “2023 PSUs”), respectively. 50% of the 2024 and 2023 PSUs are eligible to vest in an amount between 0% to 200% of a target award based on achievement of relative total shareholder return and the remaining 50% are eligible to vest in an amount between 0% to 200% of a target award based on achievement of annualized tangible book value growth. The 2024 and 2023 PSUs vest over a period of three to five years and are settled into shares of the Company’s common stock.

In March 2022, certain executives of the Company were granted 0.1 million PSUs (the “2022 PSUs”). The 2022 PSUs are eligible to vest and be settled into shares of common stock in an amount between 0% and 200% of a target award based on achievement of total shareholder return performance vesting criteria over a period of three years.

Share-Based Award Activities
The following table summarizes the Company’s share-based awards:

Share-based Awards	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per Share (or Unit)
Share-based awards outstanding as of December 31, 2023	2,113	$41.73
Granted	642	74.58
Vested	(1,122)	33.05
Forfeited	(50)	55.23
Share-based awards outstanding as of December 31, 2024	1,583	58.32

The Company recorded $37, $28 and $29 of expenses related to share-based awards during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized compensation expense totaled $46 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 1.2 years.

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. The excess tax benefit resulting from tax deductions in excess of the compensation cost recognized by the Company was $13, $12 and $11 for the years ended December 31, 2024, 2023 and 2022, respectively.

Employee Benefit Plans
The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions by the Company totaled $16, $11 and $18 for the years ended December 31, 2024, 2023 and 2022 respectively.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 96

Index to Consolidated Financial Statements
15. Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of December 31, 2024 and 2023, the Company had 10 million preferred shares authorized at par value of $0.00001 per share, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Year Ended December 31,
Computation of Earnings Per Share	2024	2023	2022
Net income	$669	$500	$923

Weighted average shares of common stock outstanding (in thousands):
Basic	64,322	67,070	71,885
Dilutive effect of stock awards	1,361	1,479	1,933
Diluted	65,683	68,549	73,818

Earnings per common share
Basic	$10.40	$7.46	$12.84
Diluted	$10.19	$7.30	$12.50

16. Income Taxes

The components of income tax expense were as follows:

	Year Ended December 31,
Total Income Tax Expense	2024	2023	2022
Current Income Taxes
Federal	$1	$3	$(6)
State	(10)	16	8
Total current income taxes	(9)	19	2

Deferred Income Taxes
Federal	186	110	245
State	55	25	44
Total deferred income taxes	241	135	289
Total income tax expense	$232	$154	$291

97 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table presents a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31,
Reconciliation of the Income Tax Provision	2024	2023	2022
Tax Expense at Federal Statutory Rate	$189	$137	$255
Effect of:
State taxes, net of federal benefit	36	32	39
Nondeductible executive compensation	13	11	8
Share based compensation	(10)	(9)	(9)
Bargain purchase gain(1)	1	(20)	—
Other, net	3	3	(2)
Total income tax expense	$232	$154	$291

(1)Amount is related to the bargain purchase gain recorded in connection with the Home Point Acquisition. Refer to Note 3, Acquisitions, for further details.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

Deferred Tax Assets and Liabilities	December 31, 2024	December 31, 2023
Deferred Tax Assets
Effect of:
Goodwill and intangible assets	$470	$585
Loss carryforwards (federal, state & capital)	121	85
Loss reserves	84	101
Accruals	15	20
Lease liability	14	22
Depreciation and amortization, net	10	8
Other, net	18	12
Total deferred tax assets	732	833

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(428)	(282)
Other investment assets	(53)	(53)
Right-of-use assets	(11)	(18)
Prepaid assets	—	(1)
Total deferred tax liabilities	(492)	(354)
Valuation allowance	(10)	(7)
Deferred tax assets, net(1)	$230	$472

(1)The Company elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax expense in the period in which it is incurred. As a result, no deferred tax impact of GILTI has been provided in the consolidated financial statements.

The Company has federal NOL carryforwards (pre-tax) of $521 and $354 as of December 31, 2024 and 2023, respectively. The Company believes it is more likely than not that its deferred tax assets will be realized except for certain federal Code Section 382 limited NOLs that begin to expire with the 2027 tax year, if unused, and state NOL carryforwards valued at $10 that began to expire with the 2024 tax year, if unused. Accordingly, the Company has recorded a federal valuation allowance of $7 for both years as of December 31, 2024 and 2023 related to these NOL carryforwards. The state valuation allowance was immaterial as of December 31, 2024 and 2023. The Company does not expect any future tax loss limitations under Sections 382 and 384 that would impact its utilization of remaining federal or state NOL carryforwards.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 98

Index to Consolidated Financial Statements
The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. As of December 31, 2024, the Company is currently under examination by the Internal Revenue Service for tax years 2018, 2019, and 2020. The years open to examination by federal, state and local government authorities vary by jurisdiction.

Below is a reconciliation of the changes in the federal and state uncertain tax position balances, exclusive of interest and penalties.

	Year Ended December 31,
Unrecognized Tax Benefits (exclusive of interest and penalties)	2024	2023	2022
Balance - beginning of year	$6	$—	$—
Increases in tax positions of prior years	2	6	—
Decreases in tax positions as a result of lapses in statute	(1)	—	—
Settlements	(1)	—	—
Balance - end of year	$6	$6	$—

The total amount of uncertain tax positions that, if recognized, would impact the effective income tax rate were $7, $7 and zero as of December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $1, $1 and zero, respectively, in interest and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized $2 and $1 of interest and/ or penalties in “payables and other liabilities” in the consolidated balance sheet as of December 31, 2024 and 2023, respectively. The Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to the consolidated financial statements.

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

99 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Derivative Financial Instruments (Level 2 and Level 3) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. These derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective customers and other loan originators. IRLCs and LPCs are carried at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. The impact of the unobservable input to the overall valuation of IRLCs and LPCs is significant and results in a classification of Level 3 in the fair value hierarchy. The Company adjusts the outstanding IRLCs with prospective customers based on an expectation that it will be exercised, and the loan will be funded. The Company has entered into Treasury futures and swap futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. Derivative financial instruments are recorded in “other assets” and “payables and other liabilities” within the consolidated balance sheets. See Note 11, Derivative Financial Instruments, for more information.

Loans Subject to Repurchase from Ginnie Mae (Level 2) – As the Company has the unilateral right to repurchase these loans at the unpaid principal balance, the carrying amount, which is based on the unpaid principal balance, approximates fair value. See Note 9, Loans Subject to Repurchase from Ginnie Mae, for more information.
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 100

Index to Consolidated Financial Statements

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

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$2,211	$—	$2,151	$60
Mortgage servicing rights	11,736	—	—	11,736
Equity investments	9	1	—	8
Derivative financial instruments:
IRLCs	22	—	—	22
Forward MBS trades	18	—	18	—
LPCs	6	—	—	6

Liabilities
Derivative financial instruments:
Forward MBS trades	95	—	95	—
Treasury futures	59	—	59	—
LPCs	7	—	—	7
Mortgage servicing rights financing	32	—	—	32
Excess spread financing	386	—	—	386

101 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	December 31, 2023
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$927	$—	$846	$81
Mortgage servicing rights	9,090	—	—	9,090
Equity investments	9	1	—	8
Derivative financial instruments:
Treasury futures	113	—	113	—
Forward MBS trades	22	—	22	—
IRLCs	21	—	—	21
LPCs	3	—	—	3

Liabilities
Derivative financial instruments:
Forward MBS trades	9	—	9	—
Mortgage servicing rights financing	29	—	—	29
Excess spread financing	437	—	—	437

The tables below set forth the activities for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2024
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$9,090	$81	$8	$21	$437	$29
Changes in fair value included in earnings	(273)	5	—	1	15	3
Purchases/additions(1)	3,004	130	—	—	—	—
Issuances	460	—	—	—	—	—
Sales/dispositions(1)	(583)	(153)	—	—	—	—
Repayments	—	(2)	—	—	(2)	—
Settlements	—	—	—	—	(64)	—
Other changes	38	(1)	—	—	—	—
Balance - end of year	$11,736	$60	$8	$22	$386	$32

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 102

Index to Consolidated Financial Statements

	Year Ended December 31, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(483)	18	(37)	(1)	8	10
Purchases/additions(1)	3,189	180	—	—	—	—
Issuances	273	—	—	—	—	—
Sales/dispositions(2)	(573)	(189)	—	—	—	—
Repayments	—	(6)	—	—	(9)	—
Settlements	—	—	—	—	(71)	—
Other changes	30	4	—	—	—	—
Balance - end of year	$9,090	$81	$8	$21	$437	$29

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

As of December 31, 2024, the Company held $6 and $7 in LPCs assets and LPCs liabilities, respectively. As of December 31, 2023, the Company had immaterial LPCs assets and liabilities. No transfers were made in or out of Level 3 fair value assets for the Company during the years ended December 31, 2024 and 2023.

103 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	December 31, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSR(1)
Option adjusted spread(2)	6.9%	12.2%	7.6%	6.9%	12.3%	8.0%
Prepayment speed	6.8%	9.3%	7.7%	6.8%	9.3%	7.5%
Cost to service per loan(3)	$45	$114	$58	$56	$160	$80
Average life(4)			7.8 years			7.9 years

Mortgage loans held for sale
Market pricing	45.0%	97.3%	80.1%	45.0%	103.4%	81.1%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	3.6%	1.7%	1.1%	3.5%	1.9%

Excess spread financing(1)
Option adjusted spread(2)	6.9%	12.3%	8.7%	7.0%	12.3%	8.8%
Prepayment speed	7.2%	7.6%	7.5%	7.7%	9.1%	8.4%
Average life(4)			6.8 years			6.7 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	7.2%	9.0%	8.5%	6.6%	9.2%	7.6%
Annual advance recovery rates	14.9%	16.8%	16.0%	12.2%	14.8%	13.0%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value:

	December 31, 2024
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$753	$753	$—	$—
Restricted cash	220	220	—	—
Advances and other receivables, net	1,345	—	—	1,345
Loans subject to repurchase from Ginnie Mae	1,176	—	1,176	—
Financial liabilities
Unsecured senior notes, net	4,891	—	4,862	—
Advance, warehouse and MSR facilities, net	6,495	—	6,515	—
Liability for loans subject to repurchase from Ginnie Mae	1,176	—	1,176	—
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 104

Index to Consolidated Financial Statements

	December 31, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$571	$571	$—	$—
Restricted cash	169	169	—	—
Advances and other receivables, net	996	—	—	996
Loans subject to repurchase from Ginnie Mae	966	—	966	—
Financial liabilities
Unsecured senior notes, net	3,151	—	3,056	—
Advance, warehouse and MSR facilities, net	4,302	—	4,318	—
Liability for loans subject to repurchase from Ginnie Mae	966	—	966	—

18. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC, as well as Cypress Loan Servicing LLC. As of December 31, 2024, the Company was in compliance with its selling and servicing capital requirements.

19. Commitments and Contingencies

Litigation and Regulatory
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. The legal proceedings are at varying stages of adjudication, arbitration or investigation and are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the “Bankruptcy Code”), False Claims Act and the CARES Act.

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

105 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
On November 3, 2023, a putative class action lawsuit was filed against the Company, captioned Cabezas v. Mr. Cooper Group, Inc., No. 23-cv-02453 (“Cabezas”), in the United States District Court for the Northern District of Texas, by plaintiff Jennifer Cabezas purportedly on behalf of a class consisting of those persons impacted by the cybersecurity incident that occurred on October 31, 2023. The class action complaint alleged claims for negligence, negligence per se, breach of express contract, breach of implied contract, invasion of privacy, unjust enrichment, breach of confidence, and breach of fiduciary duty based upon allegations that the Company did not employ reasonable and adequate security measures to protect customer personal information accessed in the cybersecurity incident. The Cabezas complaint sought damages, declaratory and injunctive relief, and an award of costs, attorney fees and expenses, among other relief. Between November 2023 and February 7, 2024, 26 additional putative class actions were filed against the Company asserting substantially similar claims and allegations as those asserted in the Cabezas action. The Cabezas court consolidated all 26 pending cases with the Cabezas action, and the 26 separate matters were administratively closed. By Order dated June 25, 2024, the Cabezas court set July 15, 2024 as the last day for Plaintiffs to file a Consolidated Amended Complaint. On July 15, 2024, plaintiffs Jose Ignacio Garrigo, Izabela Debowcsyk, Joshua Watson, Brett Padalecki, Chris Leptiak, Denver Dale, Emily Burke, Mary Crawford, Kay Pollard, Jonathan Josi, Jeff Price, Mychael Marrone, Katy Ross, Lynette Williams, Karen Lynn Williams, Gary Allen, Larry Siegal, Rohit Burani, Elizabeth Curry, Justin Snider, Linda Hansen, and Deira Robertson (collectively, “Plaintiffs”) filed a Consolidated Class Action Complaint on behalf of themselves and an alleged putative nationwide class of “All individuals residing in the United States whose PII was accessed and/or acquired as a result of the Data Breach announced by Mr. Cooper in or around November 2023,” as well as 15 state subclasses. Plaintiffs assert seven of the same claims as in the original Cabezas complaint, (1) Breach of Express Contract; (2) Breach of Implied Contract; (3) Negligence; (4) Negligence Per Se; (5) Unjust Enrichment; (6) Invasion of Privacy; (7) Breach of Confidence; as well as a claim for Declaratory and Injunctive Relief, and 19 state law claims. The Consolidated Class Action Complaint seeks damages, injunctive relief, disgorgement and restitution, and an award of costs, attorney fees and expenses, among other relief. The Cabezas court set September 13, 2024 as the last day for Defendants to move to dismiss the Consolidated Class Action Complaint. On September 13, 2024, the Company filed a motion to dismiss the Consolidated Class Action Complaint. Plaintiffs have opposed the motion, and the Company’s reply in further support of its motion is due March 27, 2025.

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

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 106

Index to Consolidated Financial Statements
As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. The Company incurred legal-related expense, which includes legal settlements and the fees paid to external legal service providers, of $39 for both the years ended December 31, 2024 and 2023, respectively, and was included in “expenses - general and administrative” on the consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $2 to $9 in excess of the accrued liability (if any) related to those matters as of December 31, 2024. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loans that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in “advances and other receivables, net” represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2024, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

107 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements
As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $62 and $79 as of December 31, 2024 and 2023, respectively, which are included in “payables and other liabilities” within the consolidated balance sheets.

Loan and Other Commitments
The Company enters into IRLCs with prospective customers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the customer. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 11, Derivative Financial Instruments, for more information.

20. Segment Information

The Company’s segments reflect the internal reporting used to evaluate operating performance and are based upon the Company’s organizational structure, which focuses primarily on the services offered. The Company’s operations are primarily conducted through two segments: Servicing and Originations. A brief description of the current business segments is as follows:

Servicing: This segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing customer payments, investor reporting, customer service, modifying loans where appropriate to help customers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In 2023, the Company expanded its special servicing and, in 2024, expanded its subservicing offerings with the acquisition and subsequent integration of Rushmore Servicing brand and the mortgage operations from the Flagstar Transaction.

Originations: This segment originates residential mortgage loans through its direct-to-consumer channel, which provides refinance options for its existing customers, and through its correspondent channel, which purchases or originates loans from mortgage bankers.

Corporate/Other: Corporate/Other includes the results of Xome’s and Roosevelt Management Company’s operations, the Company’s unallocated overhead expenses (which include the costs of executive management and other corporate functions that are not directly attributable to our operating segments), changes in equity investments and interest expense on our unsecured senior notes. In addition, Corporate/Other includes eliminations related to intersegment hedge fair value changes. Functional expenses are allocated to individual segments based on the actual cost of services performed, direct resource utilization, or headcount percentage for shared services. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. Eliminations are included in Corporate/Other.

The tables below summarize the result of operations and total assets by segment that are provided to the Chief Operating Decision Makers (CODMs), which consists of the Chief Executive Officer, the President and the Chief Financial Officer. Pretax income (loss) is a key measurement used by the CODMs to evaluate segment results and is one of the factors considered in determining capital allocation among the segments and determined in accordance with the measurement principles used in the consolidated financial statements.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 108

Index to Consolidated Financial Statements
The following tables present financial information by segment:

	Year Ended December 31, 2024
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$1,625	$86	$77	$1,788
Net gain on mortgage loans held for sale	39	398	—	437
Total revenues	1,664	484	77	2,225
Expenses
Salaries, wages and benefits	339	178	178	695
General and administrative	382	126	116	624
Total expenses	721	304	294	1,319
Interest income	705	84	1	790
Interest expense	(411)	(79)	(286)	(776)
Other income (expense), net	—	—	(19)	(19)
Total other income (expenses), net	294	5	(304)	(5)
Income (loss) before income tax expense (benefit)	$1,237	$185	$(521)	$901
Depreciation and amortization for property and equipment and intangible assets	$15	$2	$27	$44
Total assets	$14,900	$2,338	$1,701	$18,939

	Year Ended December 31, 2023
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$1,295	$61	$84	$1,440
Net gain (loss) on mortgage loans held for sale	84	271	(1)	354
Total revenues	1,379	332	83	1,794
Expenses
Salaries, wages and benefits	340	143	151	634
General and administrative	324	89	125	538
Total expenses	664	232	276	1,172
Interest income	491	36	1	528
Interest expense	(324)	(37)	(176)	(537)
Other income, net	—	—	41	41
Total other income (expenses), net	167	(1)	(134)	32
Income (loss) before income tax expense (benefit)	$882	$99	$(327)	$654
Depreciation and amortization for property and equipment and intangible assets	$12	$8	$18	$38
Total assets	$11,740	$782	$1,674	$14,196

109 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	Year Ended December 31, 2022
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$1,691	$98	$76	$1,865
Net (loss) gain on mortgage loans held for sale	(33)	632	—	599
Total revenues	1,658	730	76	2,464
Expenses
Salaries, wages and benefits	324	329	136	789
General and administrative	235	162	88	485
Total expenses	559	491	224	1,274
Interest income	208	53	—	261
Interest expense	(221)	(43)	(160)	(424)
Other income, net	—	—	187	187
Total other (expenses) income, net	(13)	10	27	24
Income (loss) before income tax expense (benefit)	$1,086	$249	$(121)	$1,214
Depreciation and amortization for property and equipment and intangible assets	$18	$16	$3	$37
Total assets	$10,152	$749	$1,875	$12,776

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 110

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2024.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in their report, dated February 20, 2025, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

111 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Mr. Cooper Group Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mr. Cooper Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2025
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 112

Item 9B. Other Information

Consulting Agreement with Chris Marshall

On January 9, 2025, we announced that (i) Chris Marshall, our former Vice Chairman and President of the Company, joined Xome to lead its operations in a consulting role and (ii) we intended to negotiate additional terms to the previously disclosed terms of the consulting agreement attached to the Employment and Transition Agreement, dated October 24, 2023, between the Company and Mr. Marshall that was filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2023. On February 19, 2025, we entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Marshall for his provision of Services (as defined below).

Pursuant to the Consulting Agreement, Mr. Marshall will provide (i) special consulting services to the Company’s Chief Executive Officer and (ii) such other consulting services as reasonably requested by the Company (collectively, the “Services”). As consideration for the Services, including any inventions created by Mr. Marshall, the Company shall pay Mr. Marshall a consulting fee of $62,500 per month plus reimbursement for business and travel expenses required to perform the Services. Mr. Marshall shall also be eligible to earn a performance incentive award with a target value of $1,500,000 for the 2025 calendar year (the “2025 Bonus”) based on Mr. Marshall’s achievement of performance goals established by the Company’s Chief Executive Officer and Mr. Marshall’s continued performance of the Services through December 31, 2025. The actual amount of the 2025 Bonus may be more or less than the target amount, as determined by the Company’s Chief Executive Officer. In the event Mr. Marshall’s Services are terminated for any reason other than a Termination for Cause (as defined in the Consulting Agreement) prior to December 31, 2025, the Company shall pay Mr. Marshall a pro-rata amount of the 2025 Bonus, measured at target. Payment of any 2025 Bonus earned shall be paid in cash, Company stock or a mixture of cash or stock, as determined by the Company, at the same time as annual bonuses are paid to the Company’s senior executives in 2026. Mr. Marshall shall also be eligible to receive a special one-time bonus (the “Transaction Bonus”), conditioned on (i) the Company’s achievement of a strategic transaction to be specified by the Company’s Chief Executive Officer (the “Transaction”), (ii) Mr. Marshall’s continued performance of the Services through the date of the Transaction, and (iii) the Transaction occurring during the Consulting Period (as defined below). Mr. Marshall’s eligibility to receive the Transaction Bonus and the amount of such Transaction Bonus will be determined by the Company’s Chief Executive Officer. Any Transaction Bonus shall be paid in cash, Company stock or a mixture of cash or stock, as determined by the Company within 30 days following the closing of the Transaction.

The term of the Consulting Agreement is from January 1, 2025 until May 1, 2026 (the “Consulting Period”). Notwithstanding the foregoing, either Mr. Marshall or the Company may terminate the Consulting Agreement and the Services for convenience at any time by providing at least thirty (30) days’ written notice to the other. Additionally, the Company may terminate the Consulting Agreement immediately for cause (a “Termination for Cause”) as set forth in the Consulting Agreement. In addition, the Consulting Agreement protects the Company’s confidential information and contains robust inventions and intellectual property covenants running in favor of the Company.

The foregoing summary of the Consulting Agreement is qualified in its entirety by reference to the text of the Consulting Agreement, which is being filed as Exhibit 10.81 to this report and is incorporated in this report by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company’s fiscal year-end (the “2025 Proxy Statement”).

113 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2025 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements:
Our consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
3.Exhibits:
The exhibits to this report are listed in the index to exhibits below.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 114

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of May 10, 2023, by and among Mr. Cooper Group Inc., Home Point Capital Inc. and Heisman Merger Sub, Inc.	8-K	001-14667	2.1	05/11/2023
2.2†	Asset Purchase Agreement, dated as of July 24, 2024, by and among Nationstar Mortgage LLC, as purchaser and Flagstar Bank N.A., as seller	10-Q	001-14667	2.1	07/26/2024
2.3†	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, entered into as of July 24, 2024, by and between Nationstar Mortgage LLC, as purchaser and Flagstar Bank N.A., as seller	10-Q	001-14667	2.2	07/26/2024
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	001-14667	3.1	10/10/2018
3.2	Amended and Restated Bylaws of the Company	10-Q	001-14667	3.2	11/09/2018
4.1	Description of Common Stock					X
4.2	Indenture, dated as of January 16, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	10-K	001-14667	4.14	02/28/2020
4.3	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated January 16, 2020, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.3	08/01/2023
4.4	Indenture, dated as of August 6, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	08/06/2020
4.5	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated August 6, 2020, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.4	08/01/2023
4.6	Indenture, dated as of December 4, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	12/04/2020
4.7	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated December 4, 2020, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.5	08/01/2023
115 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.8	Indenture, dated as of January 19, 2021, among Nationstar Mortgage Holdings Inc. (as successor-in-interest to Home Point Capital Inc.), the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee	8-K	001-14667	4.1	08/01/2023
4.9	First Supplemental Indenture, dated August 1, 2023 to Indenture dated January 19, 2021, among Nationstar Mortgage Holdings Inc. (as successor-in-interest to Home Point Capital Inc.), the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee	8-K	001-14667	4.2	08/01/2023
4.10	Indenture, dated as of November 4, 2021, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. as Trustee	8-K	001-14667	4.1	11/04/2021
4.11	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated November 4, 2021, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.6	08/01/2023
4.12	Indenture, dated as of February 1, 2024 among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. as Trustee	8-K	001-14667	4.1	02/01/2024
4.13	Indenture, dated as of August 1, 2024, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee	8-K	001-14667	4.1	08/01/2024
10.1	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013
10.2	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013
10.3	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013
10.4	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 116

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.5	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013
10.6	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013
10.7	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013
10.8	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014
10.9	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/07/2014
10.10	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016
10.11	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017
10.12	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017
10.13	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/02/2018
10.14	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	05/10/2018
10.15	Amendment Number Fourteen, dated October 24, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.17	03/11/2019
10.16	Amendment Number Fifteen, dated November 20, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.18	03/11/2019
117 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.17	Amendment Number Sixteen, dated January 28, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	05/08/2019
10.18	Amendment Number Seventeen, dated March 29, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.2	05/08/2019
10.19	Amendment Number Eighteen, dated April 3, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	08/02/2019
10.20	Amendment Number Nineteen, dated March 30, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.22	02/23/2021
10.21	Amendment Number Twenty, dated September 11, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-Q	001-14667	10.2	10/29/2020
10.22	Amendment Number Twenty-One, dated December 18, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.24	02/23/2021
10.23	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016
10.24	Amendment Number One dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016
10.25	Amendment Number Two dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017
10.26	Amendment Number Three dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 118

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.27	Amendment Number Four dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.23	03/02/2018
10.28	Amendment Number Five dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	05/10/2018
10.29	Amendment Number Six dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	08/03/2018
10.30	Amendment Number Seven dated as of October 24, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.26	03/11/2019
10.31	Amendment Number Eight dated as of November 20, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.27	03/11/2019
10.32	Amendment Number Nine dated as of January 28, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	05/08/2019
10.33	Amendment Number Ten dated as of March 29, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.4	05/08/2019
10.34	Amendment Number Eleven, dated as of April 3, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	08/02/2019
10.35	Amendment Number Twelve dated as of October 25, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.34	02/28/2020
10.36	Amendment Number Thirteen dated March 30, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	04/30/2020
119 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.37	Amendment Number Fourteen dated September 11, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/29/2020
10.38	Amendment Number Fifteen dated October 26, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.40	02/23/2021
10.39	Amendment Number Sixteen dated December 18, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.41	02/23/2021
10.40	Amendment Number Seventeen dated July 9, 2021 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/28/2021
10.41	Amendment Number Eighteen dated September 30, 2021 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	10/28/2021
10.42	Amendment Number Nineteen dated June 3, 2022 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.7	07/27/2022
10.43	Amendment Number Twenty dated September 30, 2022 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/26/2022
10.44
Amendment Number Twenty-One dated October 6, 2023 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller
		10-K	001-14667	001-14667	02/28/2024
10.45
Amendment Number Twenty-Two, dated September 30, 2024 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller
		10-Q	001-14667	001-14667	10/23/2024
10.46	Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller, conformed through Amendment No. 7	10-Q	001-14667	10.1	07/27/2022
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 120

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.47	Omnibus Amendment, Consent and Acknowledgment Agreement, effective as of February 1, 2019 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 by and between JPMorgan Chase Bank, National Association, as Purchaser and Nationstar Mortgage LLC (successor by merger to Pacific Union Financial, LLC), as seller	10-Q	001-14667	10.2	07/27/2022
10.48	Amendment Number 8, dated June 6, 2023 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.6	07/26/2023
10.49	Amendment Number 9 dated June 26, 2024 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	07/26/2024
10.50	Master Repurchase Agreement dated as of May 17, 2019 among Nationstar Sub 1J LLC and Nationstar REO Sub 1J LLC, as seller parties, Nationstar Mortgage LLC, as guarantor and JPMorgan Chase Bank, National Association, as buyer, conformed through Amendment No. 9	10-Q	001-14667	10.3	07/27/2022
10.51	Amendment No. 10, dated as of June 27, 2023 to Master Repurchase Agreement dated as of May 17, 2019 among Nationstar Sub 1J LLC and Nationstar REO Sub 1J LLC, as seller parties, Nationstar Mortgage LLC, as guarantor and JPMorgan Chase Bank, National Association, as buyer	10-Q	001-14667	10.7	07/26/2023
10.52	Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.4	07/27/2022
10.53	Amendment No. 1 dated as of September 17, 2021 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.5	07/27/2022
10.54	Amendment No. 2 dated as of August 3, 2022 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.2	10/26/2022
10.55	Amendment No. 3 dated as of March 30, 2023 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.6	04/26/2023
121 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.56	Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-Q	001-14667	10.6	07/27/2022
10.57	Conformed Amendments through Amendment Number 3, dated August 12, 2022, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-Q	001-14667	10.3	10/26/2022
10.58	Amendment Number 4, dated October 21, 2022, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-K	001-14667	10.54	02/16/2023
10.59	Amendment Number 5, dated October 20, 2023, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-K	001-14667	10.55	02/28/2024
10.60	Amendment Number 6, dated January 30, 2024, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-Q	001-14667	10.1	04/24/2024
10.61
Amendment Number 7, dated October 18, 2024, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor
						X
10.62	Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.1	07/26/2023
10.63	Amendment Number One, dated as of May 11, 2023 to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.2	07/26/2023
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 122

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.64	Amendment Number Two, dated as of June 23, 2023 to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.3	07/26/2023
10.65	Amendment Number Three, dated October 6, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-K	001-14667	10.59	02/28/2024
10.66	Amendment Number Four, dated March 29, 2024 to Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.2	04/24/2024
10.67	Amendment Number Five, dated June 28, 2024 to Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.2	07/26/2024
10.68	Amendment Number Six, dated September 30, 2024 to Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.2	10/23/2024
10.69	Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.4	07/26/2023
10.70	Amendment Number One, dated June 23, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.5	07/26/2023
10.71	Amendment Number Two, dated August 11, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.1	10/25/2023
10.72	Amendment Number Three, dated April 10, 2024 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.3	07/26/2024
10.73	Amendment Number Four, dated May 10, 2024 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.4	07/26/2024
10.74+	Base Indenture entered into as of July 31, 2024, by and among Nationstar GNMA Trust, a Delaware statutory trust, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Nationstar Mortgage LLC, as Administrator and Servicer, Goldman Sachs Bank USA, as an Administrative Agent, and acknowledged by Pentalpha Surveillance LLC, as credit manager	10-Q	001-14667	10.3	10/23/2024
123 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.75**	Offer Letter and Acceptance, dated January 15, 2020, between the Company and Mike Rawls	10-Q	001-14667	10.3	10/29/2020
10.76**	Offer Letter and Acceptance, dated February 12, 2021, between the Company and Kurt Johnson	10-K	001-14667	10.57	02/16/2023
10.77**	Offer Letter and Acceptance, dated January 9, 2023, by and between the Company and Carlos Pelayo	10-Q	001-14667	10.2	04/26/2023
10.78**	Employment and Transition Agreement, effective as of October 24, 2023, by and between the Company and Christopher Marshall	10-Q	001-14667	10.2	10/25/2023
10.79**	Employment and Retention Agreement, effective as of October 24, 2023, by and between the Company and Jesse K. Bray	10-Q	001-14667	10.3	10/25/2023
10.80**	Employment Agreement, dated December 7, 2023, between the Company and Michael Weinbach	8-K	001-14667	10.1	01/09/2024
10.81**	Consulting Agreement, dated as of February 19, 2025, the Company and Christopher Marshall					X
10.82**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016
10.83**	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-14667	10.2	08/01/2018
10.84**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015
10.85**	Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan	S-8	333-231552	99.1	05/16/2019
10.86**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Employees	8-K	001-14667	10.2	05/17/2019
10.87**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Non-Employee Directors	8-K	001-14667	10.3	05/17/2019
10.88**	Form of 2022 Grant Notice and Restricted Stock Unit Award Agreement-Employee (No Retirement Provision)	10-Q	001-14667	10.1	04/28/2022
10.89**	Form of 2022 Performance Stock Unit Agreement – Employee (Standard Retirement Provision)	10-Q	001-14667	10.2	04/28/2022
10.90**	Form of 2022 Performance Stock Unit Agreement – Employee (Special Retirement Provision)	10-Q	001-14667	10.3	04/28/2022
10.91**	Form of 2023 Performance Stock Unit Agreement	10-Q	001-14667	10.3	04/26/2023
10.92**	Form of 2024 Performance Stock Unit Agreement	10-K	001-14667	10.59	2/28/2024
10.93**	Form of 2025 Performance Stock Unit Agreement					X
10.94**	Form of Value-Driver Retention and Performance Award Agreement and Grant Notice (Bray)	10-Q	001-14667	10.4	10/25/2023
Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 124

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.95**	Form of Indemnification Agreement with directors and officers	8-K	001-14667	10.1	05/13/2015
19	Insider Trading Compliance Program					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Ernst & Young LLP					X
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Incentive Compensation Clawback Policy (Policy Relating to Recovery of Erroneously Awarded Compensation), adopted October 24, 2023	10-K	001-14667	97	2/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X
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
** Management contract, compensatory plan or arrangement.
125 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K

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

Item 16. Form 10-K Summary

None.

Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K 126

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mr. Cooper Group Inc.

By: /s/ Jay Bray
Jay Bray
Chief Executive Officer
February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 20, 2025
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kurt Johnson	February 20, 2025
Kurt Johnson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Roy A. Guthrie	February 20, 2025
Roy A. Guthrie, Director

/s/ Daniela Jorge	February 20, 2025
Daniela Jorge, Director

/s/ Shveta Mujumdar	February 20, 2025
Shveta Mujumdar, Director

/s/ Tagar C. Olson	February 20, 2025
Tagar C. Olson, Director

/s/ Steven D. Scheiwe	February 20, 2025
Steven D. Scheiwe, Director

127 Mr. Cooper Group Inc. - 2024 Annual Report on Form 10-K