Form 10-Q
period 2025-03-31
Mr. Cooper Group Inc.
filed 2025-04-23
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 18, 2025 was 63,985,389.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$784	$753
Restricted cash	166	220
Mortgage servicing rights at fair value	11,345	11,736
Advances and other receivables, net of reserves of $117 and $112, respectively	1,061	1,345
Mortgage loans held for sale at fair value	2,603	2,211
Property and equipment, net of accumulated depreciation of $142 and $157, respectively	63	58
Deferred tax assets, net	217	230
Other assets	2,207	2,386
Total assets	$18,446	$18,939

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$4,896	$4,891
Advance, warehouse and MSR facilities, net	6,313	6,495
Payables and other liabilities	1,949	2,322
MSR related liabilities - nonrecourse at fair value	398	418
Total liabilities	13,556	14,126
Commitments and contingencies (Note 15)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,052	1,077
Retained earnings	5,059	4,971
Treasury shares at cost - 29.2 million and 29.6 million shares, respectively	(1,222)	(1,236)
Total stockholders’ equity	4,890	4,813
Total liabilities and stockholders’ equity	$18,446	$18,939

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Service related, net	$440	$478
Net gain on mortgage loans held for sale	120	86
Total revenues	560	564
Expenses:
Salaries, wages and benefits	193	159
General and administrative	237	158
Total expenses	430	317
Interest income	189	158
Interest expense	(213)	(170)
Other expense, net	(11)	(3)
Total other expense, net	(35)	(15)
Income before income tax expense	95	232
Less: Income tax expense	7	51
Net income	$88	$181

Earnings per share
Basic	$1.38	$2.80
Diluted	$1.35	$2.73

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Stockholders’ Equity
Balance at January 1, 2024	64,599	$1	$1,087	$4,302	$(1,108)	$4,282
Shares issued / (surrendered) under incentive compensation plan	657	—	(44)	—	17	(27)
Share-based compensation	—	—	8	—	—	8
Repurchase of common stock	(537)	—	—	—	(39)	(39)
Net income	—	—	—	181	—	181
Balance at March 31, 2024	64,719	$1	$1,051	$4,483	$(1,130)	$4,405

Balance at January 1, 2025	63,581	$1	$1,077	$4,971	$(1,236)	$4,813
Shares issued / (surrendered) under incentive compensation plan	402	—	(39)	—	14	(25)
Share-based compensation	—	—	14	—	—	14
Net income	—	—	—	88	—	88
Balance at March 31, 2025	63,983	$1	$1,052	$5,059	$(1,222)	$4,890

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$88	$181
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	13	46
Net gain on mortgage loans held for sale	(120)	(86)
Provision for servicing and non-servicing reserves	14	15
Fair value changes in mortgage servicing rights	505	(10)
Fair value changes in MSR related liabilities	(5)	6
Depreciation and amortization for property and equipment and intangible assets	18	8
(Gain) loss on MSR hedging activities	(209)	122
Loss on MSR and excess yield sales	15	12
Other operating activities	32	18
Sales proceeds and loan payment proceeds for mortgage loans held for sale	8,478	3,195
Mortgage loans originated and purchased for sale, net of fees	(8,353)	(2,942)
Repurchases of loan assets out of Ginnie Mae securitizations	(545)	(386)
Changes in assets and liabilities:
Advances and other receivables	262	56
Other assets	295	(56)
Payables and other liabilities	(261)	(151)
Net cash attributable to operating activities	227	28

Investing Activities
Property and equipment additions, net of disposals	(13)	(8)
Purchase of mortgage servicing rights	(149)	(740)
Proceeds on sale of mortgage servicing rights and excess yield	159	38
Other investing activities	(21)	(5)
Net cash attributable to investing activities	(24)	(715)

Financing Activities
Decrease in advance, warehouse and MSR facilities	(186)	(215)
Settlements and repayment of excess spread financing	(15)	(17)
Issuance of unsecured senior notes	—	1,000
Repurchase of common stock	—	(39)
Other financing activities	(25)	(47)
Net cash attributable to financing activities	(226)	682
Net decrease in cash, cash equivalents, and restricted cash	(23)	(5)
Cash, cash equivalents, and restricted cash - beginning of period	973	740
Cash, cash equivalents, and restricted cash - end of period(1)	$950	$735

Supplemental Disclosures of Non-cash Investing Activities
Purchase of mortgage servicing rights holdback payable	$2	$48
Sale of mortgage servicing rights holdback receivable	$9	$2

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$784	$578
Restricted cash	166	157
Total cash, cash equivalents, and restricted cash	$950	$735
See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, except per share data, or unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper®, Xome® and Rushmore Servicing®. Mr. Cooper is the largest home loan servicers and a major mortgage originator in the country focused on delivering a variety of servicing and lending products, services and technologies.

The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q.

Basis of Presentation
The interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2024.

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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the three months ended March 31, 2025 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Merger and Acquisition

Merger of Mr. Cooper Group Inc. and Rocket Companies, Inc.
On March 31, 2025, Mr. Cooper Group Inc. and Rocket Companies, Inc. (“Rocket”) announced entry into a definitive agreement for Rocket to acquire all of the outstanding shares of Mr. Cooper in an all-stock transaction for $9.4 billion in equity value, based on an 11.0x exchange ratio. The transaction is expected to close in the fourth quarter of 2025, subject to approval of Mr. Cooper shareholders and the satisfaction of other closing conditions, including customary regulatory approvals.

Acquisition of Certain Mortgage Operations of Flagstar Bank, N.A.
On July 24, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) and an Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights (the “MSR Purchase Agreement”) with Flagstar Bank, N.A. (“Flagstar”) in contemplation of one another (collectively “the Flagstar Transaction”). Per the Asset Purchase Agreement, the Company agreed to purchase certain MSRs held by Flagstar. The Flagstar transaction closed in the fourth quarter of 2024 for total considerations of approximately $1.3 billion in cash, funded through available cash and drawdowns of existing MSR lines. The acquired assets primarily consist of approximately $1.2 billion of MSRs and related advances, and $101 of client relationship intangibles associated with subservicing contracts. The Company accounted for the transaction as an asset acquisition in accordance with Accounting Standard Codification Topic 805, Business Combinations (“ASC 805”), whereby the purchase price was allocated to net assets based on their relative fair values.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSR and the related liabilities. In estimating the fair value of all MSRs and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	March 31, 2025	December 31, 2024
MSRs at fair value	$11,345	$11,736

Excess spread financing at fair value	$366	$386
Mortgage servicing rights financing at fair value	32	32
MSR related liabilities - nonrecourse at fair value	$398	$418

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Three Months Ended March 31,
MSRs - Fair Value	2025	2024
Balance - beginning of period	$11,736	$9,090
Additions:
Servicing retained from mortgage loans sold	164	64
Purchases and acquisitions of servicing rights	106	663
Dispositions:
Sales of servicing assets and excess yield	(164)	(42)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	(274)	189
Changes in valuation due to amortization	(231)	(179)
Other changes(1)	8	11
Balance - end of period	$11,345	$9,796

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the three months ended March 31, 2025 and 2024, the Company sold $1,505 and $3,144 in unpaid principal balance (“UPB”) of MSRs, of which $1,299 and $3,003 were retained by the Company as subservicer, respectively.

During the three months ended March 31, 2025, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of approximately $20,562 for proceeds of $138. During the three months ended March 31, 2025, the Company recorded a loss of $10, through the mark-to-market adjustments within “revenues - service related, net” in the condensed consolidated statements of operations.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	March 31, 2025		December 31, 2024
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$708,803	$11,012	$710,997	$11,397
Non-agency	24,949	333	25,074	339
Total	$733,752	$11,345	$736,071	$11,736

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2025
Mortgage servicing rights	$(444)	$(854)	$(304)	$(588)	$(83)	$(166)

December 31, 2024
Mortgage servicing rights	$(470)	$(904)	$(308)	$(597)	$(84)	$(169)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $366 and $386, related to the UPB of $64,839 and $66,519 as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2025
Excess spread financing	$13	$26	$8	$17

December 31, 2024
Excess spread financing	$13	$28	$8	$17

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $32 as of March 31, 2025 and December 31, 2024. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended March 31,
Revenues - Service related, net	2025	2024
Contractually specified servicing fees(1)	$621	$514
Other service-related income(1)	35	22
Incentive and modification income(1)	25	18
Servicing late fees(1)	38	30
Mark-to-market adjustments - Servicing
MSR MTM	(274)	189
Gain (loss) on MSR hedging activities	209	(122)
Loss on MSR and excess yield sales	(15)	(12)
Reclassifications to reserve provision(2)	(6)	(6)
Excess spread / MSR financing MTM	5	(6)
Total mark-to-market adjustments - Servicing	(81)	43
Amortization, net of accretion
MSR amortization	(231)	(179)
Excess spread accretion	8	9
Total amortization, net of accretion	(223)	(170)
Originations service related fees(3)	26	16
Corporate/Xome service related fees	17	22
Other(4)	(18)	(17)
Total revenues - Service related, net	$440	$478

(1)Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $203 and $185 for the three months ended March 31, 2025 and 2024, respectively.
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

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	March 31, 2025	December 31, 2024
Servicing advances, net of $5 and $6 purchase discount, respectively	$1,132	$1,410
Receivables from agencies, investors and prior servicers	46	47
Reserves	(117)	(112)
Total advances and other receivables, net	$1,061	$1,345

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended March 31,
Reserves for Advances and Other Receivables	2025	2024
Balance - beginning of period	$112	$170
Provision(1)	14	15
Reclassifications(2)	(1)	9
Write-offs(3)	(8)	(50)
Balance - end of period	$117	$144

(1)The Company recorded a provision of $6 through the MTM adjustments in “revenues - service related, net” in the condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024.
(2)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.
(3)Write-offs represent balances removed from the servicing platform during the respective periods, including fully reserved balances related to third-party settlements where further loss recovery of prior servicer errors is limited.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended March 31,
	2025		2024
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$6	$—	$13	$6
Utilization of purchase discounts	(1)	—	(1)	(6)
Balance - end of period	$5	$—	$12	$—

Credit Loss for Advances and Other Receivables
The following table sets forth the activities of the CECL allowance for advances and other receivables:

	Three Months Ended March 31,
CECL Allowance for Advances and Other Receivables	2025	2024
Balance - beginning of period	$13	$35
Provision	(1)	1
Write-offs(1)	—	(19)
Balance - end of period	$12	$17

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	March 31, 2025	December 31, 2024
Mortgage loans held for sale – UPB	$2,540	$2,187
Mark-to-market adjustment(1)	63	24
Total mortgage loans held for sale	$2,603	$2,211

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and certain fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Three Months Ended March 31,
Mortgage Loans Held for Sale	2025	2024
Balance - beginning of period	$2,211	$927
Loans sold (at carrying value) and loan payments received	(8,535)	(3,186)
Mortgage loans originated and purchased, net of fees	8,353	2,942
Repurchase of loans out of Ginnie Mae securitizations(1)	545	386
Net change in unrealized gain on retained loans held for sale	30	3
Net transfers of mortgage loans held for sale(2)	(1)	(2)
Balance - end of period	$2,603	$1,070

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

For the three months ended March 31, 2025 and 2024, the Company recorded a total realized loss of $57 and a gain of $9 from total sales proceeds of $8,585 and $3,162, respectively, on the sale of mortgage loans held for sale.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	March 31, 2025		December 31, 2024
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$48	$40	$47	$38

(1)Non-accrual UPB includes $40 and $38 of UPB related to Ginnie Mae repurchased loans as of March 31, 2025 and December 31, 2024, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $25 and $22 as of March 31, 2025 and December 31, 2024, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from customers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,115 and $1,176 as of March 31, 2025 and December 31, 2024, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets.

7. Goodwill and Intangible Assets

The Company had goodwill of $141 as of March 31, 2025 and December 31, 2024, and intangible assets of $108 and $119 as of March 31, 2025 and December 31, 2024, respectively. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets .

8. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to mortgage loans held for sale and IRLCs (“the pipeline”) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, loan purchase commitments (“LPCs”), forward MBS and Treasury futures. The changes in value on the derivative instruments associated with pipeline hedging are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the condensed consolidated statements of operations and condensed consolidated statements of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in “revenues - service related, net” on the condensed consolidated statements of operations and in “loss (gain) on MSR hedging activities” on the condensed consolidated statements of cash flows.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		March 31, 2025		Three Months Ended March 31, 2025
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2025	$1,128	$13	$—
Derivative financial instruments
Treasury futures	2025	$4,140	$54	$55
IRLCs	2025	997	38	16
Forward MBS trades	2025	7,977	15	121
LPCs	2025	1,138	8	2
Total derivative financial instruments - assets		$14,252	$115	$194
Liabilities
Derivative financial instruments
Forward MBS trades	2025	$3,640	$16	$(67)
LPCs	2025	474	2	5
Treasury futures	2025	290	1	53
IRLCs	2025	7	—	—
Total derivative financial instruments - liabilities		$4,411	$19	$(9)

		March 31, 2024		Three Months Ended March 31, 2024
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2024	$399	$15	$4
Derivative financial instruments
IRLCs	2024	$765	$27	$6
Treasury futures	2024	2,969	18	(95)
Forward MBS trades	2024	1,801	9	(2)
LPCs	2024	244	1	(1)
Total derivative financial instruments - assets		$5,779	$55	$(92)
Liabilities
Derivative financial instruments
Forward MBS trades	2024	$3,930	$10	$(28)
Treasury future	2024	343	1	—
LPCs	2024	91	—	—
IRLCs	2024	2	—	—
Total derivative financial instruments - liabilities		$4,366	$11	$(28)

As of March 31, 2025, the Company held $78 in collateral deposits on derivative instruments. As of December 31, 2024 the Company held $216 and $3 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities,” respectively, in the condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance, Warehouse and MSR Facilities

				March 31, 2025		December 31, 2024
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$500 advance facility(1)	Jul 2026	Servicing advance receivables	$500	$257	$366	$285	$394
$500 advance facility	Aug 2026	Servicing advance receivables	500	318	358	423	475
$350 advance facility	Oct 2026	Servicing advance receivables	350	108	136	119	151
$50 advance facility(2)	Jul 2025	Servicing advance receivables	50	22	26	22	40
Advance facilities principal amount				705	886	849	1,060

Warehouse Facilities
$1,500 warehouse facility	Jun 2025	Mortgage loans or MBS	1,500	90	90	68	71
$1,200 warehouse facility(3)	Sep 2026	Mortgage loans or MBS	1,200	283	323	131	148
$1,000 warehouse facility(4)	Oct 2025	Mortgage loans or MBS	1,000	388	417	489	530
$750 warehouse facility	Mar 2027	Mortgage loans or MBS	750	195	230	112	140
$600 warehouse facility	Aug 2025	Mortgage loans or MBS	600	404	413	368	381
$500 warehouse facility	Nov 2025	Mortgage loans or MBS	500	413	427	247	256
$500 warehouse facility	Jun 2025	Mortgage loans or MBS	500	56	72	90	99
$250 warehouse facility	Nov 2025	Mortgage loans or MBS	250	155	166	238	253
$200 warehouse facility	Dec 2026	Mortgage loans or MBS	200	159	181	112	123
$200 warehouse facility(5)	Apr 2025	Mortgage loans or MBS	200	—	—	—	—
$200 warehouse facility (2)	Jul 2025	Mortgage loans or MBS	200	145	145	105	105
$100 warehouse facility	Apr 2026	Mortgage loans or MBS	100	36	41	56	62
$100 warehouse facility	Apr 2026	Mortgage loans or MBS	100	—	—	—	—
$1 warehouse facility	Dec 2025	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				2,324	2,505	2,016	2,168

MSR Facilities
$1,750 warehouse facility	Apr 2026	MSR	1,750	900	2,753	950	2,669
$1,500 warehouse facility(1)	Jul 2026	MSR	1,500	475	2,583	475	2,607
$950 warehouse facility(3)	Sep 2026	MSR	950	345	1,414	550	1,711
$950 warehouse facility(6)	Jul 2026	MSR	950	550	1,017	670	1,066
$500 warehouse facility	Jun 2026	MSR	500	250	496	250	519
$500 warehouse facility	Apr 2027	MSR	500	250	752	250	781
$500 warehouse facility	Jun 2026	MSR	500	150	736	150	726
$500 warehouse facility	Jul 2026	MSR	500	355	616	330	629
$50 warehouse facility	Nov 2025	MSR	50	25	85	25	80
MSR facilities principal amount				3,300	10,452	3,650	10,788

Advance, warehouse and MSR facilities principal amount				6,329	$13,843	6,515	$14,016
Unamortized debt issuance costs				(16)		(20)
Advance, warehouse and MSR facilities, net				$6,313		$6,495

(1)Total capacity for this facility is $2,000, of which $500 is internally allocated for advance financing and $1,500 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)Total capacity for this facility is $200, of which $50 is a sublimit for advance financing.
(3)The capacity for this facility is $1,200, of which $950 is a sublimit for MSR financing.

(4)The capacity for this warehouse facility increased from $750 to $1,000 during the three months ended March 31, 2025.
(5)This facility was terminated in April 2025.
(6)The capacity for this MSR facility increased from $750 to $950 during the three months ended March 31, 2025.

The weighted average interest rate for advance facilities was 6.9% and 7.8% for the three months ended March 31, 2025 and 2024, respectively. The weighted average interest rate for warehouse and MSR facilities was 6.6% and 7.9% for the three months ended March 31, 2025 and 2024, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	March 31, 2025	December 31, 2024
$1,000 face value, 7.125% interest rate payable semi-annually, due February 2032(1)	$1,000	$1,000
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	850	850
$750 face value, 6.500% interest rate payable semi-annually, due August 2029(2)	750	750
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due February 2026	500	500
Unsecured senior notes principal amount	4,950	4,950
Purchase discount and unamortized debt issuance costs	(54)	(59)
Unsecured senior notes, net	$4,896	$4,891

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2025	$—
2026	500
2027	600
2028	850
2029	750
Thereafter	2,250
Total unsecured senior notes principal amount	$4,950

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at Nationstar Mortgage LLC, the Company’s primary operating subsidiary, and Cypress Loan Servicing LLC. The Company was in compliance with its required financial covenants as of March 31, 2025.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	March 31, 2025	December 31, 2024
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$134	$188
Advances and other receivables, net	860	1,020
Total assets	$994	$1,208

Liabilities
Advance facilities, net(1)	$680	$824
Warehouse facilities, net(1)	478	—
MSR facilities, net(1)	470	469
Payables and other liabilities	3	3
Total liabilities	$1,631	$1,296

(1)Refer to Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	March 31, 2025	December 31, 2024
Total collateral balances - UPB	$778	$798
Total certificate balances	$752	$773

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2025 and December 31, 2024. Therefore, it does not have a significant exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	March 31, 2025	December 31, 2024
Unconsolidated securitization trusts	$77	$81

11. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of March 31, 2025 and December 31, 2024, the Company had 10 million preferred shares authorized at par value of $0.00001 per share, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended March 31,
Computation of Earnings Per Share	2025	2024
Net income	$88	$181

Weighted average shares of common stock outstanding (in thousands):
Basic	63,712	64,629
Dilutive effect of stock awards	1,324	1,638
Diluted	65,036	66,267

Earnings per common share
Basic	$1.38	$2.80
Diluted	$1.35	$2.73

12. Income Taxes

The effective tax rate for operations was 7.0% for the three months ended March 31, 2025, and 21.9% for the three months ended March 31, 2024, respectively. The effective tax rates differed from the statutory federal rate of 21% primarily due to state tax benefits and excess tax benefits from share-based compensation.

The change in effective tax rate during the three months ended March 31, 2025, as compared to 2024, is primarily attributable to the quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation and state tax benefits.

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2024.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$11,345	$—	$—	$11,345
Mortgage loans held for sale	2,603	—	2,523	80
Equity investments	5	—	—	5
Derivative financial instruments
Treasury futures	54	—	54	—
IRLCs	38	—	—	38
Forward MBS trades	15	—	15	—
LPCs	8	—	—	8

Liabilities
Derivative financial instruments
Forward MBS trades	16	—	16	—
LPCs	2	—	—	2
Treasury futures	1	—	1	—
Excess spread financing	366	—	—	366
Mortgage servicing rights financing	32	—	—	32

	December 31, 2024
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$11,736	$—	$—	$11,736
Mortgage loans held for sale	2,211	—	2,151	60
Equity investments	9	1	—	8
Derivative financial instruments
IRLCs	22	—	—	22
Forward MBS trades	18	—	18	—
LPCs	6	—	—	6

Liabilities
Derivative financial instruments
Forward MBS trades	95	—	95	—
Treasury futures	59	—	59	—
LPCs	7	—	—	7
Excess spread financing	386	—	—	386
Mortgage servicing rights financing	32	—	—	32

The tables below set forth the activities for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2025
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$11,736	$60	$22	$6	$386	$32
Changes in fair value included in earnings	(505)	(4)	16	2	(5)	—
Purchases/additions(1)	106	52	—	—	—	—
Issuances	164	—	—	—	—	—
Sales/dispositions(2)	(164)	(27)	—	—	—	—
Repayments	—	(1)	—	—	—	—
Settlements	—	—	—	—	(15)	—
Other changes	8	—	—	—	—	—
Balance - end of period	$11,345	$80	$38	$8	$366	$32

	Three Months Ended March 31, 2024
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$9,090	$81	$8	$21	$437	$29
Changes in fair value included in earnings	10	(2)	—	6	—	6
Purchases/additions(1)	663	28	—	—	—	—
Issuances	64	—	—	—	—	—
Sales/dispositions(2)	(42)	(22)	—	—	—	—
Repayments	—	(2)	—	—	—	—
Settlements	—	—	—	—	(17)	—
Other changes	11	(1)	—	—	—	—
Balance - end of period	$9,796	$82	$8	$27	$420	$35

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial equity investments and LPCs liabilities as of March 31, 2025 and immaterial LPCs assets and liabilities as of March 31, 2024. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the three months ended March 31, 2025 and 2024.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	March 31, 2025			December 31, 2024
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSRs(1)
Option adjusted spread(2)	7.1%	12.2%	7.9%	6.9%	12.2%	7.6%
Prepayment speed	7.5%	10.1%	8.4%	6.8%	9.3%	7.7%
Cost to service per loan(3)	$45	$115	$59	$45	$114	$58
Average life(4)			7.4 years			7.8 years

Mortgage loans held for sale
Market pricing	45.0%	97.9%	80.7%	45.0%	97.3%	80.1%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	3.4%	1.5%	—%	3.6%	1.7%

Excess spread financing(1)
Option adjusted spread(2)	7.1%	12.3%	8.9%	6.9%	12.3%	8.7%
Prepayment speed	7.8%	8.0%	7.9%	7.2%	7.6%	7.5%
Average life(4)			6.5 years			6.8 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	7.3%	8.6%	8.3%	7.2%	9.0%	8.5%
Annual advance recovery rates	16.0%	16.9%	16.7%	14.9%	16.8%	16.0%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	March 31, 2025
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$784	$784	$—	$—
Restricted cash	166	166	—	—
Advances and other receivables, net	1,061	—	—	1,061
Loans subject to repurchase from Ginnie Mae	1,115	—	1,115	—
Financial liabilities
Unsecured senior notes, net	4,896	—	4,980	—
Advance, warehouse and MSR facilities, net	6,313	—	6,329	—
Liability for loans subject to repurchase from Ginnie Mae	1,115	—	1,115	—

	December 31, 2024
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$753	$753	$—	$—
Restricted cash	220	220	—	—
Advances and other receivables, net	1,345	—	—	1,345
Loans subject to repurchase from Ginnie Mae	1,176	—	1,176	—
Financial liabilities
Unsecured senior notes, net	4,891	—	4,862	—
Advance, warehouse and MSR facilities, net	6,495	—	6,515	—
Liability for loans subject to repurchase from Ginnie Mae	1,176	—	1,176	—

14. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s primary operating subsidiary, Nationstar Mortgage LLC, as well as Cypress Loan Servicing LLC. As of March 31, 2025, the Company was in compliance with its selling and servicing capital requirements.

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

On November 3, 2023, a putative class action lawsuit was filed against the Company, captioned Cabezas v. Mr. Cooper Group, Inc., No. 23-cv-02453 (“Cabezas”), in the United States District Court for the Northern District of Texas, by plaintiff Jennifer Cabezas purportedly on behalf of a class consisting of those persons impacted by the cybersecurity incident that occurred on October 31, 2023. The class action complaint alleged claims for negligence, negligence per se, breach of express contract, breach of implied contract, invasion of privacy, unjust enrichment, breach of confidence, and breach of fiduciary duty based upon allegations that the Company did not employ reasonable and adequate security measures to protect customer personal information accessed in the cybersecurity incident. The Cabezas complaint sought damages, declaratory and injunctive relief, and an award of costs, attorney fees and expenses, among other relief. Between November 2023 and February 7, 2024, 26 additional putative class actions were filed against the Company asserting substantially similar claims and allegations as those asserted in the Cabezas action. The Cabezas court consolidated all 26 pending cases with the Cabezas action, and the 26 separate matters were administratively closed. By Order dated June 25, 2024, the Cabezas court set July 15, 2024 as the last day for Plaintiffs to file a Consolidated Amended Complaint. On July 15, 2024, plaintiffs Jose Ignacio Garrigo, Izabela Debowcsyk, Joshua Watson, Brett Padalecki, Chris Leptiak, Denver Dale, Emily Burke, Mary Crawford, Kay Pollard, Jonathan Josi, Jeff Price, Mychael Marrone, Katy Ross, Lynette Williams, Karen Lynn Williams, Gary Allen, Larry Siegal, Rohit Burani, Elizabeth Curry, Justin Snider, Linda Hansen, and Deira Robertson (collectively, “Plaintiffs”) filed a Consolidated Class Action Complaint on behalf of themselves and an alleged putative nationwide class of “All individuals residing in the United States whose PII was accessed and/or acquired as a result of the Data Breach announced by Mr. Cooper in or around November 2023,” as well as 15 state subclasses. Plaintiffs assert seven of the same claims as in the original Cabezas complaint, (1) Breach of Express Contract; (2) Breach of Implied Contract; (3) Negligence; (4) Negligence Per Se; (5) Unjust Enrichment; (6) Invasion of Privacy; (7) Breach of Confidence; as well as a claim for Declaratory and Injunctive Relief, and 19 state law claims. The Consolidated Class Action Complaint seeks damages, injunctive relief, disgorgement and restitution, and an award of costs, attorney fees and expenses, among other relief. The Cabezas court set September 13, 2024 as the last day for Defendants to move to dismiss the Consolidated Class Action Complaint. On September 13, 2024, the Company filed a motion to dismiss the Consolidated Class Action Complaint. Plaintiffs opposed the motion and the Company filed a reply in further support of its motion on March 27, 2025.

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and fees paid to external legal service providers, of $10 and $12 during the three months ended March 31, 2025 and 2024 respectively, which are included in “expenses - general and administrative” on the condensed consolidated statements of operations. Management currently believes the aggregate range of reasonably possible loss is $2 to $9 in excess of the accrued liability (if any) related to those matters as of March 31, 2025. For some of these matters, the Company is able to estimate reasonably possible losses above existing reserves and for other matters, such an estimate is not possible at this time. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of March 31, 2025, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $57 and $62 as of March 31, 2025 and December 31, 2024, respectively, which are included in “payables and other liabilities” within the condensed consolidated balance sheets.

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

Servicing: This segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing customer payments, investor reporting, customer service, modifying loans where appropriate to help customers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In the fourth quarter of 2024, the Company expanded its servicing and subservicing portfolio with the acquisition and subsequent integration of the mortgage operations from the Flagstar transaction.

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

	Three Months Ended March 31, 2025
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$397	$26	$17	$440
Net gain on mortgage loans held for sale	6	114	—	120
Total revenues	403	140	17	560
Expenses
Salaries, wages and benefits	90	52	51	193
General and administrative	150	43	44	237
Total expenses	240	95	95	430
Interest income	157	29	3	189
Interest expense	(106)	(26)	(81)	(213)
Other expenses, net	—	(3)	(8)	(11)
Total other income (expenses), net	51	—	(86)	(35)
Income (loss) before income tax expense (benefit)	$214	$45	$(164)	$95
Depreciation and amortization for property and equipment and intangible assets	$14	$2	$2	$18
Total assets	$14,288	$2,480	$1,678	$18,446

	Three Months Ended March 31, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$440	$16	$22	$478
Net gain on mortgage loans held for sale	10	76	—	86
Total revenues	450	92	22	564
Expenses
Salaries, wages and benefits	85	34	40	159
General and administrative	100	28	30	158
Total expenses	185	62	70	317
Interest income	146	12	—	158
Interest expense	(98)	(10)	(62)	(170)
Other expense, net	—	—	(3)	(3)
Total other income (expenses), net	48	2	(65)	(15)
Income (loss) before income tax expense (benefit)	$313	$32	$(113)	$232
Depreciation and amortization for property and equipment and intangible assets	$3	$1	$4	$8
Total assets	$12,187	$973	$1,615	$14,775

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
•our ability to maintain our licenses and other regulatory approvals; and
•our ability to complete the merger with Rocket Companies, Inc.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Please refer to Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, at the end of the MD&A section.

Overview

We are the country’s largest residential mortgage servicer and a major originator of residential mortgage loans. Our mission is to keep the dream of homeownership alive, and we do this by helping our customers manage what is typically their largest financial asset, and by helping our investors and clients maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2006 to $1.5 trillion as of March 31, 2025. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Anticipated Trends

We expect our bulk pipeline to grow at a moderate pace, and we are continuing to analyze and bid selectively on pools that meet our yield targets. Cash-outs and second liens are turning out to be a very popular method for customers to tap the equity in their homes. We expect momentum in the direct-to-consumer channel, as home equity loans and cashout refinances volume continue to grow, which we view as a massive long-term growth opportunity regardless of the interest rate environment.

On March 31, 2025, Mr. Cooper Group Inc. and Rocket Companies, Inc. announced entry into a definitive agreement for Rocket to acquire all of the outstanding shares of Mr. Cooper in an all-stock transaction for $9.4 billion in equity value, based on an 11.0x exchange ratio. The transaction is expected to close in the fourth quarter of 2025, subject to approval of Mr. Cooper shareholders and the satisfaction of other closing conditions, including customary regulatory approvals.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended March 31,
	2025	2024	Change
Revenues - operational(1)	$641	$521	$120
Revenues - mark-to-market	(81)	43	(124)
Total revenues	560	564	(4)
Total expenses	430	317	113
Total other expense, net	(35)	(15)	(20)
Income before income tax expense	95	232	(137)
Less: Income tax expense	7	51	(44)
Net income	$88	$181	$(93)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Total revenues decreased slightly in the three months ended March 31, 2025 primarily due to negative MSR MTM in 2025 driven by a decline in mortgage rates, compared to a positive MSR MTM in 2024 driven by an increase in mortgage rates. The MSR MTM changes were largely offset by the increase in operational revenues driven by a larger servicing portfolio and increased volume in originations.

Total expenses increased in three months ended March 31, 2025, as compared to 2024, primarily due to an increase in general and administrative costs driven by growth in our MSR servicing portfolio and higher originations volume. Total other expense, net increased in the three months ended March 31, 2025, as compared to 2024 primarily due to higher interest expense from warehouse facilities financing as well as the issuances of the 2032 Notes in February 2024 and the 2029 Notes in August 2024. Partially offsetting the increase in total other expense, net was an increase in interest income primarily due to higher float income on custodial deposits as a result of growth in the MSR portfolio.

The effective tax rate during the three months ended March 31, 2025, was 7.0% as compared to 21.9% in 2024. The change in effective tax rate is primarily attributable to a reduction in pre-tax book income as well as to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation and state tax benefits.

Segment Results

Our operations are primarily conducted through two segments: Servicing and Originations.

•The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing customer payments, investor reporting, customer service, modifying loans where appropriate to help customers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In the fourth quarter of 2024, we expanded our servicing and subservicing portfolio with the acquisition and subsequent integration of the mortgage operations from the Flagstar transaction.

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended March 31,
	2025		2024		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$707	19	$577	22	$130	(3)
Amortization, net of accretion	(223)	(6)	(170)	(7)	(53)	1
Mark-to-market adjustments - Servicing	(81)	(2)	43	2	(124)	(4)
Total revenues	403	11	450	17	(47)	(6)
Expenses
Salaries, wages and benefits	90	2	85	3	5	(1)
General and administrative
Servicing support fees	35	1	28	1	7	—
Corporate and other general and administrative expenses	64	2	62	3	2	(1)
Foreclosure and other liquidation related expenses, net	37	1	7	—	30	1
Depreciation and amortization	14	—	3	—	11	—
Total general and administrative expenses	150	4	100	4	50	—
Total expenses	240	6	185	7	55	(1)
Other income (expense)
Interest income	157	4	146	6	11	(2)
Interest expense
Advance interest expense	(15)	—	(16)	(1)	1	1
MSR and other interest expense	(91)	(3)	(82)	(3)	(9)	—
Total interest expense	(106)	(3)	(98)	(4)	(8)	1
Total other income, net	51	1	48	2	3	(1)
Income before income tax expense	$214	6	$313	12	$(99)	(6)

Weighted average cost - advance and MSR facilities	7.1%		8.1%		(1.0)%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4. Servicing - Revenues

	Three Months Ended March 31,
	2025		2024		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$533	14	$449	17	$84	(3)
Modification fees	10	—	7	—	3	—
Late payment fees	25	1	20	1	5	—
Other ancillary revenues	29	1	20	1	9	—
Total MSR operational revenue	597	16	496	19	101	(3)
Subservicing-related revenue	128	3	98	3	30	—
Total servicing fee revenue	725	19	594	22	131	(3)
MSR financing liability costs	(10)	—	(8)	—	(2)	—
Excess spread payments and portfolio runoff	(8)	—	(9)	—	1	—
Total operational revenue	707	19	577	22	130	(3)
Amortization, Net of Accretion
MSR amortization	(231)	(6)	(179)	(7)	(52)	1
Excess spread accretion	8	—	9	—	(1)	—
Total amortization, net of accretion	(223)	(6)	(170)	(7)	(53)	1
Mark-to-Market Adjustments - Servicing
MSR MTM	(274)	(7)	189	7	(463)	(14)
Gain (loss) on MSR hedging activities	209	5	(122)	(5)	331	10
Loss on MSR sales	(15)	—	(12)	—	(3)	—
Reclassifications to reserve provision(2)	(6)	—	(6)	—	—	—
Excess spread / financing MTM	5	—	(6)	—	11	—
Total MTM - Servicing	(81)	(2)	43	2	(124)	(4)
Total revenues - Servicing	$403	11	$450	17	$(47)	(6)

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue and MSR amortization increased during the three months ended March 31, 2025, as compared to 2024, primarily due to a larger average MSR UPB portfolio driven by servicing portfolio growth.

The change in MSR MTM during the three months ended March 31, 2025, as compared to 2024, was primarily due to a decrease in mortgage rates in 2025 compared to an increase in mortgage rates in 2024. The MSR MTM changes were partially offset by MSR hedging activities during the respective periods.

Subservicing - Subservicing-related revenue increased during the three months ended March 31, 2025, as compared to 2024, primarily driven by a larger average subservicing portfolio due to the subservicing portfolio obtained from the asset acquisition in the fourth quarter of 2024.

Servicing Segment Expenses
Total expenses increased during the three months ended March 31, 2025, as compared to 2024, primarily due to expenses associated with a legal ruling. In addition, depreciation and amortization expense increased in 2025 due to amortization recorded for intangible assets acquired in the fourth quarter of 2024.

Servicing Segment Other Income, net
Total other income, net increased during the three months ended March 31, 2025, as compared to 2024, primarily attributable to increased float income on custodial deposits as a result of growth in the MSR portfolio, partially offset by higher interest expense from MSR financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Three Months Ended March 31,
					2025	2024
Average UPB
MSRs					$738,670	$607,539
Subservicing and other(1)					792,138	460,160
Total average UPB					$1,530,808	$1,067,699

	March 31, 2025			March 31, 2024
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$708,803	$11,012	155	$604,112	$9,463	157
Non-agency	24,949	333	133	26,621	333	125
Total MSRs	733,752	11,345	155	630,733	9,796	155

Subservicing and other(1)
Agency	706,858	N/A		457,344	N/A
Non-agency	73,066	N/A		48,112	N/A
Total subservicing and other	779,924	N/A		505,456	N/A

Total ending balance	$1,513,676	$11,345		$1,136,189	$9,796

MSRs UPB Encumbrance					March 31, 2025	March 31, 2024
MSRs - unencumbered					$668,779	$558,268
MSRs - encumbered(2)					64,973	72,465
MSRs UPB					$733,752	$630,733

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$736,071	$819,965	$1,556,036	$587,942	$403,778	$991,720
Additions:
Originations	8,332	—	8,332	2,835	—	2,835
Acquisitions / Increase in subservicing(1)	7,040	8,666	15,706	54,203	112,412	166,615
Deductions:
Dispositions / Decrease in subservicing(2)	(1,505)	(34,271)	(35,776)	(3,144)	(2,927)	(6,071)
Principal reductions and other	(7,409)	(5,716)	(13,125)	(5,412)	(2,589)	(8,001)
Voluntary reductions(3)	(8,498)	(8,452)	(16,950)	(5,337)	(5,038)	(10,375)
Involuntary reductions(4)	(331)	(268)	(599)	(330)	(180)	(510)
Net changes in loans serviced by others	52	—	52	(24)	—	(24)
Balance - end of period	$733,752	$779,924	$1,513,676	$630,733	$505,456	$1,136,189

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan defaults, loan liquidations and loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

	March 31, 2025	March 31, 2024
Loan count	6,450,254	5,116,552
Average loan amount(1)	$234,152	$221,605
Average coupon - agency	4.4%	4.0%
Average coupon - non-agency	4.9%	4.9%
60+ delinquent (% of loans)(2)	1.5%	1.6%
90+ delinquent (% of loans)(2)	1.2%	1.3%
120+ delinquent (% of loans)(2)	1.0%	1.2%

	Three Months Ended March 31,
	2025	2024
Total prepayment speed (12-month constant prepayment rate)	5.0%	4.7%

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

Table 8. Loan Modifications and Workout Units

	Three Months Ended March 31,
	2025	2024	Change
Modifications(1)	12,603	7,190	5,413
Workouts(2)	22,647	17,270	5,377
Total modifications and workout units	35,250	24,460	10,790

(1)Modifications consist of Agency/investor programs designed to adjust the terms of the loan (e.g., interest rates, maturity date).
(2)Workouts consist of other loss mitigation options designed to assist customers and keep them in their homes, but do not adjust the terms of the loan.

Modifications and workouts increased during the three months ended March 31, 2025, as compared to 2024, primarily due to growth in our servicing portfolio and the continued expansion of loss mitigation programs offered by FNMA, FHLMC, FHA, and VA which increased customer eligibility and resulted in an increase in successful modifications and workouts.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended March 31,
	2025	2024
Fair value - beginning of period	$11,736	$9,090
Additions:
Servicing retained from mortgage loans sold	164	64
Purchases and acquisitions of servicing rights	106	663
Dispositions:
Sales of servicing assets and excess yield	(164)	(42)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	(272)	171
Non-agency	(2)	18
Changes in valuation due to amortization:
Scheduled principal payments	(86)	(85)
Prepayments
Voluntary prepayments
Agency	(138)	(86)
Non-agency	(3)	(3)
Involuntary prepayments
Agency	(4)	(5)
Non-agency	—	—
Other changes(1)	8	11
Fair value - end of period	$11,345	$9,796

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as the underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of March 31, 2025 and December 31, 2024.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2025 and December 31, 2024.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended March 31,
	2025	2024
Fair value - beginning of period	$386	$437
Deductions:
Settlements	(15)	(17)
Changes in fair value:
Agency	(5)	—
Fair value - end of period	$366	$420

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

Our Originations segment is one way that we help underserved consumers access the financial markets. In the three months ended March 31, 2025, our total originations included loans for approximately 5,000 customers with low FICOs (<660), 6,400 customers with income below the U.S. median household income, 12,600 first-time homebuyers, and 2,100 veterans. During this time period, we originated approximately 10,300 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income customers, comprising $2.9 billion in total proceeds. Once these loans are originated, the underserved consumers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Service related, net - Originations(1)	$26	$16	$10
Net gain on mortgage loans held for sale
Net (loss) gain on loans originated and sold(2)	(43)	16	(59)
Capitalized servicing rights(3)	157	60	97
Total net gain on mortgage loans held for sale	114	76	38
Total revenues	140	92	48
Expenses
Salaries, wages and benefits	52	34	18
General and administrative
Loan origination expenses	11	10	1
Corporate and other general administrative expenses	19	9	10
Marketing and professional service fees	11	8	3
Depreciation and amortization	2	1	1
Total general and administrative	43	28	15
Total expenses	95	62	33
Other income (expenses)
Interest income	29	12	17
Interest expense	(26)	(10)	(16)
Other expense	(3)	—	(3)
Total other income (expenses), net	—	2	(2)
Income before income tax expense	$45	$32	$13

Weighted average note rate - mortgage loans held for sale	8.0%	7.9%	0.1%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	5.6%	7.0%	(1.4)%

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

Table 12. Originations - Key Metrics

	Three Months Ended March 31,
	2025	2024	Change
Key Metrics
DTC PTA lock volume(1)	$2,025	$1,476	$549
Correspondent PTA lock volume(1)	6,817	1,537	5,280
Total PTA lock volume	$8,842	$3,013	$5,829

DTC funded volume	$1,857	$1,340	$517
Correspondent funded volume	6,462	1,538	4,924
Total funded volume(2)	$8,319	$2,878	$5,441

DTC volume of loans sold	$1,690	$1,567	$123
Correspondent volume of loans sold	6,392	1,223	5,169
Volume of Originations loans sold	$8,082	$2,790	$5,292

Recapture percentage(3)	19.4%	23.9%	(4.5)%
Refinance recapture percentage(4)	50.7%	70.3%	(19.6)%
Purchase as a percentage of funded volume	71.9%	54.8%	17.1%
Value of capitalized servicing on retained settlements	199 bps	232 bps	(33) bps

Originations Margin
Revenue	$140	$92	$48
PTA lock volume	$8,842	$3,013	$5,829
Revenue as a percentage of PTA lock volume(5)	1.58%	3.05%	(1.47)%

Expenses(6)	$95	$60	$35
Funded volume	$8,319	$2,878	$5,441
Expenses as a percentage of funded volume(7)	1.14%	2.08%	(0.94)%

Originations Margin	0.44%	0.97%	(0.53)%

(1)Pull-through adjusted (“PTA”) lock volume represents the expected funding from locks taken during the period.
(2)Funded volume for the period may include pull through adjusted lock volume from prior periods.
(3)Recapture percentage includes new loan originations for both purchase and refinance transactions where customer retention and/or property retention occur as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(4)Refinance recapture percentage includes new loan originations for refinance transactions where customer retention and property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(5)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(6)Expenses include total expenses and total other income (expenses), net.
(7)Calculated on funded volume as expenses are incurred based on closing of the loan.

Originations Segment Revenues
Total revenues increased during the three months ended March 31, 2025, as compared to 2024, primarily driven by higher direct-to-consumer refinance volumes and increases in pull-through adjusted lock volumes and funded volumes in correspondent channels.

Originations Segment Expenses
Total expenses increased during the three months ended March 31, 2025, as compared to 2024, primarily due to an increase in salaries, wages and benefits expense, and corporate and other general administrative expenses. The increase in salaries, wages and benefits expense in 2025 was primarily driven by variable compensation attributable to higher originations funding volume. Corporate and other general administrative expenses increased primarily due to the Flagstar third-party origination operations, which were acquired in the fourth quarter of 2024, being fully operational in 2025.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes for other income (expenses), net, during the three months ended March 31, 2025, as compared to 2024, since interest income and interest expense increased commensurately and largely offset.

Originations Margin
The Originations Margin for the three months ended March 31, 2025 decreased, as compared to 2024, primarily due to lower revenue as a percentage of PTA lock volume driven by lower margins from a shift in channel mix from higher margin direct-to-consumer to lower margin correspondent. Direct-to-consumer channel mix was 23% and 49% for the three months ended March 31, 2025, and 2024, respectively.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended March 31,
	2025	2024	Change
Corporate/Other - Operations
Total revenues	$17	$22	$(5)
Total expenses	95	70	25
Interest income	3	—	3
Interest expense	81	62	19
Other expense, net	(8)	(3)	(5)

Key Metrics
Average exchange inventory under management	25,282	28,371	(3,089)

Total revenues decreased during the three months ended March 31, 2025, as compared to 2024, primarily due to a decline in Xome revenues as the average exchange volume decreased.

Total expenses increased during the three months ended March 31, 2025, as compared to 2024, primarily attributable to the transition costs associated with Flagstar Transaction and higher executive compensation in 2025.

Interest expense increased during the three months ended March 31, 2025, as compared to 2024, due to the issuance of the 2032 Notes in February 2024 and the 2029 Notes in August 2024. For further discussion, refer to Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Other expense, net increased in the three months ended March 31, 2025, as compared to 2024 primarily due to an impairment charge related to an equity investment in 2025.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our advance, warehouse and MSR facilities. We held cash and cash equivalents on hand of $784 as of March 31, 2025 compared to $753 as of December 31, 2024. We have sufficient borrowing capacity to support our operations. As of March 31, 2025, total available borrowing capacity for advance, warehouse, and MSR facilities was $14,701, of which $3,102 was collateralized and immediately available to draw. During the three months ended March 31, 2025, we increased capacity on our MSR and warehouse facilities by $200 and $250, respectively. For more information on our advance, warehouse, and MSR facilities, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2024.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Three Months Ended March 31,
	2025	2024	Change
Net cash attributable to:
Operating activities	$227	$28	$199
Investing activities	(24)	(715)	691
Financing activities	(226)	682	(908)
Net decrease in cash, cash equivalents, and restricted cash	$(23)	$(5)	$(18)

Operating activities
Cash generated from our operating activities increased to $227 during the three months ended March 31, 2025 from $28 in 2024. The increase was primarily due to a change in working capital, which generated cash of $296 in 2025 compared to cash used of $151 in 2024, offset by an increase of $159 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations and a decrease of $128 in cash generated from originations net sales activities.

Investing activities
Cash used in investing activities decreased to $24 during the three months ended March 31, 2025 from $715 in 2024. The decrease was primarily due to a reduction of $591 in cash used for the purchase of mortgage servicing rights in 2025 and an increase of $121 in cash generated from proceeds on sale of mortgage servicing rights.

Financing activities
Our financing activities used cash of $226 during the three months ended March 31, 2025, compared to generated cash of $682 in 2024. The change was primarily due to the proceeds of $1,000 from the issuance of the 2032 unsecured senior notes in the first quarter of 2024.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our primary operating subsidiary, Nationstar Mortgage LLC, as well as Cypress Loan Servicing LLC. As of March 31, 2025, we were in compliance with our required financial covenants.

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

As of March 31, 2025, Nationstar Mortgage LLC and Cypress Loan Servicing LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 15. Debt

	March 31, 2025	December 31, 2024
Advance facilities principal amount	$705	$849
Warehouse facilities principal amount	2,324	2,016
MSR facilities principal amount	3,300	3,650
Unsecured senior notes principal amount	4,950	4,950

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of March 31, 2025, we had a total borrowing capacity of $1,400, of which we could borrow an additional $695.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of March 31, 2025, we had a total borrowing capacity of $6,101, of which we could borrow an additional $3,777.

MSR Facilities
Our MSR facilities provide financing for our servicing portfolio and investments. As of March 31, 2025, we had a total borrowing capacity of $7,200, of which we could borrow an additional $3,900.

Unsecured Senior Notes
From 2021 to 2024, we completed offerings of unsecured senior notes with maturity dates ranging from 2026 to 2032. In connection with an acquisition in 2023, we assumed an unsecured senior note with a maturity date in 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.000% to 7.125%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of March 31, 2025, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly certain fair value measurements determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of MSRs, and (ii) the valuation of excess spread financing. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since December 31, 2024.

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

Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”) requires a public entity to disclose, at each interim and annual reporting period, certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the types of market risks faced by us since December 31, 2024.

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

We used March 31, 2025 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2025 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	March 31, 2025
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(248)	$223
Mortgage loans held for sale at fair value	6	2
Derivative financial instruments:
Treasury futures	155	(45)
Forward MBS trades	95	(70)
Interest rate lock commitments	9	(10)
Total change in assets	17	100
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	1
Excess spread financing at fair value	(3)	2
Derivative financial instruments:
Treasury futures	4	(1)
Forward MBS trades	39	(12)
Interest rate lock commitments	(2)	3
Total change in liabilities	36	(7)
Total, net change	$(19)	$107

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2025.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock and authorized an additional $200 million in each of July 2023 and July 2024. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. As of March 31, 2025, $190 million of common stock remain available for repurchase. During the three months ended March 31, 2025, no shares of our common stock were repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1†	Agreement and Plan of Merger, dated as of March 31, 2025, by and among Rocket Companies, Inc., Maverick Merger Sub, Inc., Maverick Merger Sub 2, LLC and Mr. Cooper Group Inc.	8-K	001-14667	2.1	04/01/2025
10.1
Amendment Number 8, dated March 13, 2025, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor
X
10.2	Master Repurchase Agreement, dated as of March 27, 2025, between Barclays Bank PLC, as Buyer and Nationstar Mortgage LLC, as Seller					X
10.3
Amended and Restated Master Repurchase Agreement, dated as of March 27, 2025, among Nationstar Sub 1J LLC, as Seller, Nationstar 1J Trust, as Asset Subsidiary, Nationstar REO Sub 1J LLC, as REO Subsidiary, and Nationstar Mortgage LLC, as Guarantor and Nationstar Servicer, and JPMorgan Chase Bank, National Association, as Buyer
X
10.4**	Mr. Cooper Group Inc. Change in Control Executive Severance Plan	8-K	001-14667	10.1	04/01/2025
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X
†    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon its request.
**    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

April 23, 2025	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

April 23, 2025	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)