Form 10-Q
period 2025-06-30
Mr. Cooper Group Inc.
filed 2025-07-23
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 18, 2025 was 63,993,269.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$783	$753
Restricted cash	168	220
Mortgage servicing rights at fair value	11,431	11,736
Advances and other receivables, net of reserves of $116 and $112, respectively	1,124	1,345
Mortgage loans held for sale at fair value	2,475	2,211
Property and equipment, net of accumulated depreciation of $144 and $157, respectively	72	58
Deferred tax assets, net	149	230
Other assets	2,297	2,386
Total assets	$18,499	$18,939

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$4,902	$4,891
Advance, warehouse and MSR facilities, net	6,161	6,495
Payables and other liabilities	1,956	2,322
MSR related liabilities - nonrecourse at fair value	381	418
Total liabilities	13,400	14,126
Commitments and contingencies (Note 15)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,063	1,077
Retained earnings	5,257	4,971
Treasury shares at cost - 29.2 million and 29.6 million shares, respectively	(1,222)	(1,236)
Total stockholders’ equity	5,099	4,813
Total liabilities and stockholders’ equity	$18,499	$18,939

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Service related, net	$472	$485	$912	$963
Net gain on mortgage loans held for sale	136	98	256	184
Total revenues	608	583	1,168	1,147
Expenses:
Salaries, wages and benefits	191	168	384	327
General and administrative	139	132	376	290
Total expenses	330	300	760	617
Interest income	217	189	406	347
Interest expense	(217)	(187)	(430)	(357)
Other expense, net	(1)	(8)	(12)	(11)
Total other expense, net	(1)	(6)	(36)	(21)
Income before income tax expense	277	277	372	509
Less: Income tax expense	79	73	86	124
Net income	$198	$204	286	$385

Earnings per share
Basic	$3.09	$3.16	$4.48	$5.96
Diluted	$3.04	$3.10	$4.40	$5.83

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Stockholders’ Equity
Balance at March 31, 2024	64,719	$1	$1,051	$4,483	$(1,130)	$4,405
Shares issued / (surrendered) under incentive compensation plan	63	—	(2)	—	2	—
Share-based compensation	—	—	9	—	—	9
Repurchase of common stock	(298)	—	—	—	(24)	(24)
Net income	—	—	—	204	—	204
Balance at June 30, 2024	64,484	$1	$1,058	$4,687	$(1,152)	$4,594

Balance at March 31, 2025	63,983	$1	$1,052	$5,059	$(1,222)	$4,890
Shares issued / (surrendered) under incentive compensation plan	6	—	(1)	—	—	(1)
Share-based compensation	—	—	12	—	—	12
Net income	—	—	—	198	—	198
Balance at June 30, 2025	63,989	$1	$1,063	$5,257	$(1,222)	$5,099

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Stockholders’ Equity
Balance at January 1, 2024	64,599	$1	$1,087	$4,302	$(1,108)	$4,282
Shares issued / (surrendered) under incentive compensation plan	720	—	(46)	—	19	(27)
Share-based compensation	—	—	17	—	—	17
Repurchase of common stock	(835)	—	—	—	(63)	(63)
Net income	—	—	—	385	—	385
Balance at June 30, 2024	64,484	$1	$1,058	$4,687	$(1,152)	$4,594

Balance at January 1, 2025	63,581	$1	$1,077	$4,971	$(1,236)	$4,813
Shares issued / (surrendered) under incentive compensation plan	408	—	(40)	—	14	(26)
Share-based compensation	—	—	26	—	—	26
Net income	—	—	—	286	—	286
Balance at June 30, 2025	63,989	$1	$1,063	$5,257	$(1,222)	$5,099

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$286	$385
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	81	121
Net gain on mortgage loans held for sale	(256)	(184)
Provision for servicing and non-servicing reserves	36	11
Fair value changes in mortgage servicing rights	728	61
Fair value changes in MSR related liabilities	(8)	6
Depreciation and amortization for property and equipment and intangible assets	29	16
(Gain) loss on MSR hedging activities	(180)	225
Loss (gain) on MSR and excess yield sales	12	(11)
Other operating activities	58	45
Sales proceeds and loan payment proceeds for mortgage loans held for sale	18,556	6,946
Mortgage loans originated and purchased for sale, net of fees	(17,844)	(6,786)
Repurchases of loan assets out of Ginnie Mae securitizations	(947)	(744)
Changes in assets and liabilities:
Advances and other receivables	166	29
Other assets	177	(71)
Payables and other liabilities	(369)	(185)
Net cash attributable to operating activities	525	(136)

Investing Activities
Property and equipment additions, net of disposals	(26)	(16)
Purchase of mortgage servicing rights	(351)	(1,498)
Proceeds on sale of mortgage servicing rights and excess yield	248	261
Other investing activities	(21)	(20)
Net cash attributable to investing activities	(150)	(1,273)

Financing Activities
(Decrease) increase in advance, warehouse and MSR facilities	(341)	621
Settlements and repayment of excess spread financing	(30)	(33)
Issuance of unsecured senior notes	—	1,000
Repurchase of common stock	—	(63)
Other financing activities	(26)	(52)
Net cash attributable to financing activities	(397)	1,473
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22)	64
Cash, cash equivalents, and restricted cash - beginning of period	973	740
Cash, cash equivalents, and restricted cash - end of period(1)	$951	$804

Supplemental Disclosures of Non-cash Investing Activities
Purchase of mortgage servicing rights holdback payable	$8	$45
Sale of mortgage servicing rights holdback receivable	$9	$2

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$783	$642
Restricted cash	168	162
Total cash, cash equivalents, and restricted cash	$951	$804
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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the six months ended June 30, 2025 that had a material impact on its condensed consolidated financial statements or disclosures.

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

MSRs and Related Liabilities	June 30, 2025	December 31, 2024
MSRs at fair value	$11,431	$11,736

Excess spread financing at fair value	$357	$386
Mortgage servicing rights financing at fair value	24	32
MSR related liabilities - nonrecourse at fair value	$381	$418

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Six Months Ended June 30,
MSRs - Fair Value	2025	2024
Balance - beginning of period	$11,736	$9,090
Additions:
Servicing retained from mortgage loans sold	365	137
Purchases and acquisitions of servicing rights	289	1,403
Dispositions:
Sales of servicing assets and excess yield	(250)	(237)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	(210)	344
Changes in valuation due to amortization	(518)	(405)
Other changes(1)	19	20
Balance - end of period	$11,431	$10,352

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the six months ended June 30, 2025 and 2024, the Company sold $8,583 and $3,305 in unpaid principal balance (“UPB”) of MSRs, of which $8,091 and $3,029 were retained by the Company as subservicer, respectively.

During the six months ended June 30, 2025 and 2024, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of approximately $20,562 and $27,841 for proceeds of $138 and $226, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded a loss of $10 and a gain of $27, respectively, through the mark-to-market adjustments within “revenues - service related, net” in the condensed consolidated statements of operations.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	June 30, 2025		December 31, 2024
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$701,793	$11,101	$710,997	$11,397
Non-agency	28,715	330	25,074	339
Total	$730,508	$11,431	$736,071	$11,736

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2025
Mortgage servicing rights	$(456)	$(876)	$(321)	$(620)	$(78)	$(157)

December 31, 2024
Mortgage servicing rights	$(470)	$(904)	$(308)	$(597)	$(84)	$(169)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $357 and $386, related to the UPB of $63,113 and $66,519 as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2025
Excess spread financing	$12	$25	$8	$17

December 31, 2024
Excess spread financing	$13	$28	$8	$17

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $24 and $32 as of June 30, 2025 and December 31, 2024. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues - Service Related, Net	2025	2024	2025	2024
Contractually specified servicing fees(1)	$610	$547	1,231	1,061
Other service-related income(1)	19	16	54	38
Incentive and modification income(1)	22	16	47	34
Servicing late fees(1)	38	31	76	61
Mark-to-market adjustments - Servicing
MSR MTM	64	155	(210)	344
(Loss) gain on MSR hedging activities	(29)	(103)	180	(225)
Gain (loss) on MSR and excess yield sales	3	23	(12)	11
Reclassifications to reserve provision(2)	(10)	(6)	(16)	(12)
Excess spread / MSR financing MTM	3	—	8	(6)
Total mark-to-market adjustments - Servicing	31	69	(50)	112
Amortization, net of accretion
MSR amortization	(287)	(226)	(518)	(405)
Excess spread accretion	9	9	17	18
Total amortization, net of accretion	(278)	(217)	(501)	(387)
Originations service related fees(3)	30	19	56	35
Corporate/Xome service related fees	16	20	33	42
Other(4)	(16)	(16)	(34)	(33)
Total revenues - service related, net	$472	$485	$912	$963

(1)Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $208 and $189 for the three months ended June 30, 2025 and 2024, respectively, and $411 and $374 for the six months ended June 30, 2025 and 2024, respectively.
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

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	June 30, 2025	December 31, 2024
Servicing advances, net of $5 and $6 purchase discount, respectively	$1,202	$1,410
Receivables from agencies, investors and prior servicers	38	47
Reserves	(116)	(112)
Total advances and other receivables, net	$1,124	$1,345

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for Advances and Other Receivables	2025	2024	2025	2024
Balance - beginning of period	$117	$144	$112	$170
Provision(1)	22	(4)	36	11
Reclassifications(2)	(4)	8	(5)	17
Write-offs(3)	(19)	1	(27)	(49)
Balance - end of period	$116	$149	$116	$149
(1)The Company recorded a provision of $10 and $6 through the MTM adjustments in “revenues - service related, net” in the condensed consolidated statements of operations during the three months ended June 30, 2025 and 2024, respectively and a provision of $16 and $12 during the six months ended June 30, 2025 and 2024, respectively.
(2)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.
(3)Write-offs represent balances removed from the servicing platform during the respective periods, including fully reserved balances related to third-party settlements where further loss recovery of prior servicer errors is limited.

Purchase Discount for Advances and Other Receivables
Purchase discounts for servicing advances was $5 and $12 as of June 30, 2025 and 2024, respectively. There was immaterial utilization of purchase discounts during the three and six months ended June 30, 2025 and 2024.

Credit Loss for Advances and Other Receivables
The following table sets forth the activities of the CECL allowance for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
CECL Allowance for Advances and Other Receivables	2025	2024	2025	2024
Balance - beginning of period	$12	$17	$13	$35
Provision	—	2	(1)	3
Write-offs(1)	(1)	—	(1)	(19)
Balance - end of period(2)	$11	$19	$11	$19

(1)Write-offs represent balances removed from the servicing platform during the respective periods, including fully reserved balances related to third-party settlements where further loss recovery of prior servicer errors is limited.
(2)Amounts were included in reserves.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	June 30, 2025	December 31, 2024
Mortgage loans held for sale – UPB	$2,419	$2,187
Mark-to-market adjustment(1)	56	24
Total mortgage loans held for sale	$2,475	$2,211

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and certain fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Six Months Ended June 30,
Mortgage Loans Held for Sale	2025	2024
Balance - beginning of period	$2,211	$927
Loans sold (at carrying value) and loan payments received	(18,565)	(6,923)
Mortgage loans originated and purchased, net of fees	17,844	6,786
Repurchase of loans out of Ginnie Mae securitizations(1)	947	744
Net change in unrealized gain on retained loans held for sale	40	6
Net transfers of mortgage loans held for sale(2)	(2)	(1)
Balance - end of period	$2,475	$1,539

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

For the six months ended June 30, 2025 and 2024, the Company recorded a total realized loss of $9 and a gain of $22 from total sales proceeds of $18,591 and $4,692, respectively, on the sale of mortgage loans held for sale.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	June 30, 2025		December 31, 2024
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$49	$41	$47	$38

(1)Non-accrual UPB includes $44 and $38 of UPB related to Ginnie Mae repurchased loans as of June 30, 2025 and December 31, 2024, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $20 and $22 as of June 30, 2025 and December 31, 2024, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from customers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,110 and $1,176 as of June 30, 2025 and December 31, 2024, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets.

7. Goodwill and Intangible Assets

The Company had goodwill of $141 as of June 30, 2025 and December 31, 2024, and intangible assets of $101 and $119 as of June 30, 2025 and December 31, 2024, respectively. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

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

		June 30, 2025		Six Months Ended June 30, 2025
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2025	$845	$14	$2
Derivative financial instruments
Forward MBS trades	2025	$8,369	$118	$232
Treasury futures	2025	4,272	79	79
IRLCs	2025	1,106	41	19
LPCs	2025	1,597	12	7
Total derivative financial instruments - assets		$15,344	$250	$337
Liabilities
Derivative financial instruments
Forward MBS trades	2025	$4,226	$34	$(186)
LPCs	2025	187	1	6
IRLCs	2025	3	—	—
Total derivative financial instruments - liabilities		$4,416	$35	$(180)

		June 30, 2024		Six Months Ended June 30, 2024
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2024	$652	$22	$11
Derivative financial instruments
Treasury futures	2024	$3,432	$62	$(50)
Forward MBS trades	2024	1,789	7	15
IRLCs	2024	1,029	31	10
LPCs	2024	324	2	(1)
Total derivative financial instruments - assets		$6,574	$102	$(26)
Liabilities
Derivative financial instruments
Forward MBS trades	2024	$4,797	$8	$(87)
LPCs	2024	480	2	(1)
Treasury future	2024	470	3	(96)
IRLCs	2024	25	—	—
Total derivative financial instruments - liabilities		$5,772	$13	$(184)

As of June 30, 2025, the Company held $63 in collateral deposits and $67 in collateral obligations on derivative instruments. As of December 31, 2024, the Company held $216 in collateral deposits and $3 in collateral obligations on derivative instruments. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities,” respectively, in the condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance, Warehouse and MSR Facilities

				June 30, 2025		December 31, 2024
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$500 advance facility(1)	Jul 2026	Servicing advance receivables	$500	$241	$347	$285	$394
$500 advance facility	Aug 2026	Servicing advance receivables	500	264	297	423	475
$350 advance facility	Oct 2026	Servicing advance receivables	350	102	129	119	151
$50 advance facility(2)	Jul 2026	Servicing advance receivables	50	20	25	22	40
Advance facilities principal amount				627	798	849	1,060

Warehouse Facilities
$1,500 warehouse facility	Jun 2026	Mortgage loans or MBS	1,500	—	—	68	71
$1,200 warehouse facility(3)	Sep 2026	Mortgage loans or MBS	1,200	122	141	131	148
$1,000 warehouse facility	Oct 2025	Mortgage loans or MBS	1,000	581	622	489	530
$750 warehouse facility	Mar 2027	Mortgage loans or MBS	750	507	546	112	140
$600 warehouse facility	Aug 2025	Mortgage loans or MBS	600	314	322	368	381
$500 warehouse facility	Nov 2025	Mortgage loans or MBS	500	390	404	247	256
$500 warehouse facility	Jun 2026	Mortgage loans or MBS	500	45	48	90	99
$300 warehouse facility	Jun 2026	Mortgage loans or MBS	300	—	—	—	—
$250 warehouse facility(4)	Jul 2026	Mortgage loans or MBS	250	164	177	238	253
$200 warehouse facility	Dec 2026	Mortgage loans or MBS	200	13	15	112	123
$200 warehouse facility(5)	Apr 2025	Mortgage loans or MBS	—	—	—	—	—
$200 warehouse facility (2)	Jul 2026	Mortgage loans or MBS	200	97	98	105	105
$100 warehouse facility	Apr 2026	Mortgage loans or MBS	100	—	—	—	—
$100 warehouse facility	Apr 2026	Mortgage loans or MBS	100	54	61	56	62
$1 warehouse facility	Dec 2025	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				2,287	2,434	2,016	2,168

MSR Facilities
$1,750 warehouse facility	Apr 2027	MSR	1,750	900	2,419	950	2,669
$1,500 warehouse facility(1)	Jul 2026	MSR	1,500	475	2,594	475	2,607
$950 warehouse facility(3)	Sep 2026	MSR	950	330	1,478	550	1,711
$950 warehouse facility	Jul 2026	MSR	950	350	1,003	670	1,066
$500 warehouse facility	Jun 2027	MSR	500	250	485	250	519
$500 warehouse facility	Apr 2027	MSR	500	350	732	250	781
$500 warehouse facility	Jun 2027	MSR	500	150	787	150	726
$500 warehouse facility	Jul 2026	MSR	500	280	610	330	629
$300 warehouse facility	Jun 2027	MSR	300	150	360	—	—
$50 warehouse facility	Nov 2025	MSR	50	25	77	25	80
MSR facilities principal amount				3,260	10,545	3,650	10,788

Advance, warehouse and MSR facilities principal amount				6,174	$13,777	6,515	$14,016
Unamortized debt issuance costs				(13)		(20)
Advance, warehouse and MSR facilities, net				$6,161		$6,495

(1)Total capacity for this facility is $2,000, of which $500 is internally allocated for advance financing and $1,500 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)Total capacity for this facility is $200, of which $50 is a sublimit for advance financing. The sublimit for advance financing decreased to $30 in July 2025.
(3)The capacity for this facility is $1,200, of which $950 is a sublimit for MSR financing.
(4)The capacity for this facility increased from $250 to $500 in July 2025.
(5)This facility was terminated in April 2025.

The weighted average interest rate for advance facilities was 6.8% and 7.7% for the three months ended June 30, 2025 and 2024, respectively, and 6.8% and 7.7% for the six months ended June 30, 2025 and 2024, respectively. The weighted average interest rate for warehouse and MSR facilities was 6.5% and 7.8% for the three months ended June 30, 2025 and 2024, respectively, and 6.5% and 7.9% for the six months ended June 30, 2025 and 2024, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	June 30, 2025	December 31, 2024
$1,000 face value, 7.125% interest rate payable semi-annually, due February 2032(1)	$1,000	$1,000
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	850	850
$750 face value, 6.500% interest rate payable semi-annually, due August 2029(2)	750	750
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due February 2026	500	500
Unsecured senior notes principal amount	4,950	4,950
Purchase discount and unamortized debt issuance costs	(48)	(59)
Unsecured senior notes, net	$4,902	$4,891

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2025	$—
2026	500
2027	600
2028	850
2029	750
Thereafter	2,250
Total unsecured senior notes principal amount	$4,950

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at Nationstar Mortgage LLC, the Company’s primary operating subsidiary, and Cypress Loan Servicing LLC. The Company was in compliance with its required financial covenants as of June 30, 2025.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	June 30, 2025	December 31, 2024
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$137	$188
Advances and other receivables, net	773	1,020
Total assets	$910	$1,208

Liabilities
Advance facilities, net(1)	$605	$824
Warehouse facilities, net(1)	629	—
MSR facilities, net(1)	471	469
Payables and other liabilities	5	3
Total liabilities	$1,710	$1,296

(1)Refer to Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	June 30, 2025	December 31, 2024
Total collateral balances - UPB	$757	$798
Total certificate balances	$732	$773

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2025 and December 31, 2024. Therefore, it does not have a significant exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	June 30, 2025	December 31, 2024
Unconsolidated securitization trusts	$72	$81

11. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of June 30, 2025 and December 31, 2024, the Company had 10 million preferred shares authorized at par value of $0.00001 per share, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Earnings Per Share	2025	2024	2025	2024
Net income	$198	$204	$286	$385

Weighted average shares of common stock outstanding (in thousands):
Basic	63,987	64,617	63,851	64,621
Dilutive effect of stock awards	1,107	1,151	1,211	1,401
Diluted	65,094	65,768	65,062	66,022

Earnings per common share
Basic	$3.09	$3.16	$4.48	$5.96
Diluted	$3.04	$3.10	$4.40	$5.83

12. Income Taxes

The effective tax rate for operations was 28.6% and 23.1% for the three and six months ended June 30, 2025, and 26.3% and 24.3% for the three and six months ended June 30, 2024, respectively. The effective tax rates differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

The change in effective tax rate during the three and six months ended June 30, 2025, as compared to 2024, is primarily attributable to the impact of state legislative changes and quarterly discrete tax items for the respective period, including state income taxes.

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

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$11,431	$—	$—	$11,431
Mortgage loans held for sale	2,475	—	2,411	64
Equity investments	5	—	—	5
Derivative financial instruments
Forward MBS trades	118	—	118	—
Treasury futures	79	—	79	—
IRLCs	41	—	—	41
LPCs	12	—	—	12

Liabilities
Derivative financial instruments
Forward MBS trades	34	—	34	—
LPCs	1	—	—	1
Excess spread financing	357	—	—	357
Mortgage servicing rights financing	24	—	—	24

	December 31, 2024
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$11,736	$—	$—	$11,736
Mortgage loans held for sale	2,211	—	2,151	60
Equity investments	9	1	—	8
Derivative financial instruments
IRLCs	22	—	—	22
Forward MBS trades	18	—	18	—
LPCs	6	—	—	6

Liabilities
Derivative financial instruments
Forward MBS trades	95	—	95	—
Treasury futures	59	—	59	—
LPCs	7	—	—	7
Excess spread financing	386	—	—	386
Mortgage servicing rights financing	32	—	—	32

The tables below set forth the activities for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2025
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$11,736	$60	$22	$6	$386	$33
Changes in fair value included in earnings	(728)	2	19	6	1	(9)
Purchases/additions(1)	289	88	—	—	—	—
Issuances	365	—	—	—	—	—
Sales/dispositions(2)	(250)	(86)	—	—	—	—
Repayments	—	—	—	—	—	—
Settlements	—	—	—	—	(30)	—
Other changes	19	—	—	—	—	—
Balance - end of period	$11,431	$64	$41	$12	$357	$24

	Six Months Ended June 30, 2024
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$9,090	$81	$8	$21	$437	$29
Changes in fair value included in earnings	(61)	(1)	—	10	2	4
Purchases/additions(1)	1,403	66	—	—	—	—
Issuances	137	—	—	—	—	—
Sales/dispositions(2)	(237)	(51)	—	—	—	—
Repayments	—	(2)	—	—	—	—
Settlements	—	—	—	—	(33)	—
Other changes	20	(3)	—	—	—	—
Balance - end of period	$10,352	$90	$8	$31	$406	$33

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial equity investments and LPCs liabilities as of June 30, 2025 and immaterial LPCs assets and liabilities as of June 30, 2024. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the six months ended June 30, 2025 and 2024.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	June 30, 2025			December 31, 2024
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSRs(1)
Option adjusted spread(2)	6.7%	12.1%	7.6%	6.9%	12.2%	7.6%
Prepayment speed	7.9%	9.9%	8.4%	6.8%	9.3%	7.7%
Cost to service per loan(3)	$42	$111	$56	$45	$114	$58
Average life(4)			7.4 years			7.8 years

Mortgage loans held for sale
Market pricing	45.0%	98.0%	83.4%	45.0%	97.3%	80.1%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	3.7%	1.4%	—%	3.6%	1.7%

Excess spread financing(1)
Option adjusted spread(2)	7.0%	12.3%	8.8%	6.9%	12.3%	8.7%
Prepayment speed	7.9%	8.1%	8.0%	7.2%	7.6%	7.5%
Average life(4)			6.5 years			6.8 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	7.4%	8.5%	8.0%	7.2%	9.0%	8.5%
Annual advance recovery rates	10.8%	14.9%	12.6%	14.9%	16.8%	16.0%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	June 30, 2025
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$783	$783	$—	$—
Restricted cash	168	168	—	—
Advances and other receivables, net	1,124	—	—	1,124
Loans subject to repurchase from Ginnie Mae	1,110	—	1,110	—
Financial liabilities
Unsecured senior notes, net	4,902	—	5,016	—
Advance, warehouse and MSR facilities, net	6,161	—	6,173	—
Liability for loans subject to repurchase from Ginnie Mae	1,110	—	1,110	—

	December 31, 2024
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$753	$753	$—	$—
Restricted cash	220	220	—	—
Advances and other receivables, net	1,345	—	—	1,345
Loans subject to repurchase from Ginnie Mae	1,176	—	1,176	—
Financial liabilities
Unsecured senior notes, net	4,891	—	4,862	—
Advance, warehouse and MSR facilities, net	6,495	—	6,515	—
Liability for loans subject to repurchase from Ginnie Mae	1,176	—	1,176	—

14. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s primary operating subsidiary, Nationstar Mortgage LLC, as well as Cypress Loan Servicing LLC. As of June 30, 2025, the Company was in compliance with its selling and servicing capital requirements.

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

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and fees paid to external legal service providers, of $15 and $25 during the three and six months ended June 30, 2025 and $7 and $19 during the three and six months ended June 30, 2024, respectively, which are included in “expenses - general and administrative” on the condensed consolidated statements of operations. Management currently believes the aggregate range of reasonably possible loss is $7 to $15 in excess of the accrued liability (if any) related to those matters as of June 30, 2025. For some of these matters, the Company is able to estimate reasonably possible losses above existing reserves and for other matters, such an estimate is not possible at this time. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of June 30, 2025, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $46 and $62 as of June 30, 2025 and December 31, 2024, respectively, which are included in “payables and other liabilities” within the condensed consolidated balance sheets.

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

	Three Months Ended June 30, 2025
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$426	$30	$16	$472
Net gain on mortgage loans held for sale	8	128	—	136
Total revenues	434	158	16	608
Expenses
Salaries, wages and benefits	89	56	46	191
General and administrative	59	44	36	139
Total expenses	148	100	82	330
Interest income	184	33	—	217
Interest expense	(106)	(30)	(81)	(217)
Other income (expenses), net	—	3	(4)	(1)
Total other income (expenses), net	78	6	(85)	(1)
Income (loss) before income tax expense (benefit)	$364	$64	$(151)	$277
Depreciation and amortization for property and equipment and intangible assets	$7	$2	$2	$11
Total assets	$14,412	$2,481	$1,606	$18,499

	Three Months Ended June 30, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$446	$19	$20	$485
Net gain on mortgage loans held for sale	10	88	—	98
Total revenues	456	107	20	583
Expenses
Salaries, wages and benefits	84	40	44	168
General and administrative	87	29	16	132
Total expenses	171	69	60	300
Interest income	174	15	—	189
Interest expense	(105)	(15)	(67)	(187)
Other expense, net	—	—	(8)	(8)
Total other income (expenses), net	69	—	(75)	(6)
Income (loss) before income tax expense (benefit)	$354	$38	$(115)	$277
Depreciation and amortization for property and equipment and intangible assets	$2	$1	$5	$8
Total assets	$12,759	$1,398	$1,626	$15,783

	Six Months Ended June 30, 2025
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$823	$56	$33	$912
Net gain on mortgage loans held for sale	14	242	—	256
Total revenues	837	298	33	1,168
Expenses
Salaries, wages and benefits	179	108	97	384
General and administrative	209	87	80	376
Total expenses	388	195	177	760
Interest income	341	62	3	406
Interest expense	(212)	(56)	(162)	(430)
Other expenses, net	—	—	(12)	(12)
Total other income (expenses), net	129	6	(171)	(36)
Income (loss) before income tax expense (benefit)	$578	$109	$(315)	$372
Depreciation and amortization for property and equipment and intangible assets	$21	$4	$4	$29
Total assets	$14,412	$2,481	$1,606	$18,499

	Six Months Ended June 30, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$886	$35	$42	$963
Net gain on mortgage loans held for sale	20	164	—	184
Total revenues	906	199	42	1,147
Expenses
Salaries, wages and benefits	169	74	84	327
General and administrative	187	57	46	290
Total expenses	356	131	130	617
Interest income	320	27	—	347
Interest expense	(203)	(25)	(129)	(357)
Other expense, net	—	—	(11)	(11)
Total other income (expenses), net	117	2	(140)	(21)
Income (loss) before income tax expense (benefit)	$667	$70	$(228)	$509
Depreciation and amortization for property and equipment and intangible assets	$5	$2	$9	$16
Total assets	$12,759	$1,398	$1,626	$15,783

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

Overview

We are the country’s largest residential mortgage servicer and a major originator of residential mortgage loans. Our mission is to keep the dream of homeownership alive, and we do this by helping our customers manage what is typically their largest financial asset, and by helping our investors and clients maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2006 to $1.5 trillion as of June 30, 2025. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

For our Servicing segment, we expect our servicing portfolio to remain flat for the reminder of the year, as we work on integration planning with Rocket. For our Originations segment, we expect momentum in the direct-to-consumer channel, as home equity loans and cashout refinances volume continue to grow.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues - operational(1)	$577	$514	$63	$1,218	$1,035	$183
Revenues - mark-to-market	31	69	(38)	(50)	112	(162)
Total revenues	608	583	25	1,168	1,147	21
Total expenses	330	300	30	760	617	143
Total other expense, net	(1)	(6)	5	(36)	(21)	(15)
Income before income tax expense	277	277	—	372	509	(137)
Less: Income tax expense	79	73	6	86	124	(38)
Net income	$198	$204	$(6)	$286	$385	$(99)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Total revenues increased in the three and six months ended June 30, 2025 primarily due to increased operational revenues driven by a larger servicing portfolio and increased volume in originations. The increase in operational revenues was largely offset by a decrease in MSR MTM driven by mortgage rates movements.

Total expenses increased in the three months ended June 30, 2025 as compared to 2024, primarily due to an increase in salaries, wages and benefits expense driven by variable compensation attributable to higher originations funding volume. Total expenses also increased in the six months ended June 30, 2025 as compared to 2024, primarily resulted from an increase in general and administrative costs driven by higher originations volume, transaction costs related to the merger with Rocket, and transition costs associated with the Flagstar Transaction. In addition, higher amortization was recorded in 2025 for intangible assets acquired in the fourth quarter of 2024 in relation with the Flagstar transaction.

Total other expense, net remained consistent in the three months ended June 30, 2025, when compared with 2024. Total other expense, net increased in the six months ended June 30, 2025, as compared to 2024 primarily due to higher interest expense from warehouse facilities financing as well as the issuances of the 2032 Notes in February 2024 and the 2029 Notes in August 2024. Partially offsetting the increase in interest expense was an increase in interest income primarily due to higher float income on custodial deposits as a result of growth in the MSR portfolio.

The effective tax rate during the three months ended June 30, 2025, was 28.6% as compared to 26.3% in 2024, and the effective tax rate during the six months ended June 30, 2025 was 23.1% as compared to 24.3% in 2024. The change in effective tax rate is primarily attributable to the impact of state legislative changes and quarterly discrete tax items for the respective period, including state income taxes.

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

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January & June 2025	October & December 2024	January 2024

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS1-	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Closed-end 2nd Lien Servicer	RPS2	N/A	N/A
Subprime Servicer	RPS2	SQ2-	Above Average
Rushmore Special	RSS2	SQ3+	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended June 30,
	2025		2024		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$681	18	$604	21	$77	(3)
Amortization, net of accretion	(278)	(7)	(217)	(7)	(61)	—
Mark-to-market adjustments - Servicing	31	1	69	2	(38)	(1)
Total revenues	434	12	456	16	(22)	(4)
Expenses
Salaries, wages and benefits	89	2	84	3	5	(1)
General and administrative
Servicing support fees	27	1	27	1	—	—
Corporate and other general and administrative expenses	63	2	62	2	1	—
Foreclosure and other liquidation related recoveries, net	(38)	(1)	(4)	—	(34)	(1)
Depreciation and amortization	7	—	2	—	5	—
Total general and administrative expenses	59	2	87	3	(28)	(1)
Total expenses	148	4	171	6	(23)	(2)
Other income (expense)
Interest income	184	5	174	6	10	(1)
Interest expense
Advance interest expense	(13)	—	(14)	(1)	1	1
MSR and other interest expense	(93)	(3)	(91)	(3)	(2)	—
Total interest expense	(106)	(3)	(105)	(4)	(1)	1
Total other income, net	78	2	69	2	9	—
Income before income tax expense	$364	10	$354	12	$10	(2)

Weighted average cost - advance and MSR facilities	7.1%		8.0%		(0.9)%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended June 30,
	2025		2024		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$527	14	$479	16	$48	(2)
Modification fees	8	—	5	—	3	—
Late payment fees	26	1	21	1	5	—
Other ancillary revenues	19	—	20	1	(1)	(1)
Total MSR operational revenue	580	15	525	18	55	(3)
Subservicing-related revenue	117	3	95	3	22	—
Total servicing fee revenue	697	18	620	21	77	(3)
MSR financing liability costs	(7)	—	(7)	—	—	—
Excess spread payments and portfolio runoff	(9)	—	(9)	—	—	—
Total operational revenue	681	18	604	21	77	(3)
Amortization, Net of Accretion
MSR amortization	(287)	(7)	(226)	(7)	(61)	—
Excess spread accretion	9	—	9	—	—	—
Total amortization, net of accretion	(278)	(7)	(217)	(7)	(61)	—
Mark-to-Market Adjustments - Servicing
MSR MTM	64	2	155	5	(91)	(3)
Loss on MSR hedging activities	(29)	(1)	(103)	(4)	74	3
Gain on MSR sales	3	—	23	1	(20)	(1)
Reclassifications to reserve provision(2)	(10)	—	(6)	—	(4)	—
Excess spread / financing MTM	3	—	—	—	3	—
Total MTM - Servicing	31	1	69	2	(38)	(1)
Total revenues - Servicing	$434	12	$456	16	$(22)	(4)

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue and MSR amortization increased during the three months ended June 30, 2025, as compared to 2024, primarily due to a larger average MSR UPB portfolio driven by servicing portfolio growth.

The decrease in MSR MTM during the three months ended June 30, 2025, as compared to 2024, was primarily due to lesser impact from the increase in mortgage rates in 2025 compared to 2024. The MSR MTM changes were partially offset by MSR hedging activities during the respective periods.

Subservicing - Subservicing-related revenue increased during the three months ended June 30, 2025, as compared to 2024, primarily driven by a larger average subservicing portfolio due to the Flagstar transaction in the fourth quarter of 2024.

Servicing Segment Expenses
Total expenses decreased during the three months ended June 30, 2025, as compared to 2024, primarily due to due to higher recoveries in 2025.

Servicing Segment Other Income, net
Total other income, net increased during the three months ended June 30, 2025, as compared to 2024, primarily attributable to increased float income on custodial deposits as a result of growth in the MSR portfolio, partially offset by higher interest expense from MSR financing.

Table 4. Servicing Segment Results of Operations

	Six Months Ended June 30,
	2025		2024		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,388	18	$1,181	21	$207	(3)
Amortization, net of accretion	(501)	(6)	(387)	(7)	(114)	1
Mark-to-market adjustments - Servicing	(50)	(1)	112	2	(162)	(3)
Total revenues	837	11	906	16	(69)	(5)
Expenses
Salaries, wages and benefits	179	2	169	3	10	(1)
General and administrative
Servicing support fees	62	1	55	1	7	—
Corporate and other general and administrative expenses	127	2	124	2	3	—
Foreclosure and other liquidation related (recoveries) expenses, net	(1)	—	3	—	(4)	—
Depreciation and amortization	21	—	5	—	16	—
Total general and administrative expenses	209	3	187	3	22	—
Total expenses	388	5	356	6	32	(1)
Other income (expense)
Interest income	341	5	320	6	21	(1)
Interest expense
Advance interest expense	(28)	—	(30)	(1)	2	1
MSR and other interest expense	(184)	(3)	(173)	(3)	(11)	—
Total interest expense	(212)	(3)	(203)	(4)	(9)	1
Total other income, net	129	2	117	2	12	—
Income before income tax expense	$578	8	$667	12	$(89)	(4)

Weighted average cost - advance and MSR facilities	7.1%		8.1%		(1.0)%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Six Months Ended June 30,
	2025		2024		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$1,060	14	$928	16	$132	(2)
Modification fees	18	—	12	—	6	—
Late payment fees	51	1	41	1	10	—
Other ancillary revenues	48	—	40	1	8	(1)
Total MSR operational revenue	1,177	15	1,021	18	156	(3)
Subservicing-related revenue	245	3	193	3	52	—
Total servicing fee revenue	1,422	18	1,214	21	208	(3)
MSR financing liability costs	(17)	—	(15)	—	(2)	—
Excess spread payments and portfolio runoff	(17)	—	(18)	—	1	—
Total operational revenue	1,388	18	1,181	21	207	(3)
Amortization, Net of Accretion
MSR amortization	(518)	(6)	(405)	(7)	(113)	1
Excess spread accretion	17	—	18	—	(1)	—
Total amortization, net of accretion	(501)	(6)	(387)	(7)	(114)	1
Mark-to-Market Adjustments - Servicing
MSR MTM	(210)	(3)	344	6	(554)	(9)
Gain (loss) on MSR hedging activities	180	2	(225)	(4)	405	6
(Loss) gain on MSR sales	(12)	—	11	—	(23)	—
Reclassifications to reserve provision(2)	(16)	—	(12)	—	(4)	—
Excess spread / financing MTM	8	—	(6)	—	14	—
Total MTM - Servicing	(50)	(1)	112	2	(162)	(3)
Total revenues - Servicing	$837	11	$906	16	$(69)	(5)

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue and MSR amortization increased during the six months ended June 30, 2025, as compared to 2024, primarily due to a larger average MSR UPB portfolio driven by servicing portfolio growth.

The change in MSR MTM during the six months ended June 30, 2025, as compared to 2024, was primarily due to a decrease in mortgage rates in 2025 compared to an increase in mortgage rates in 2024. The MSR MTM changes were partially offset by MSR hedging activities during the respective periods.

Subservicing - Subservicing-related revenue increased during the six months ended June 30, 2025, as compared to 2024, primarily driven by a larger average subservicing portfolio due to the Flagstar transaction in the fourth quarter of 2024.

Servicing Segment Expenses
Total expenses increased during the six months ended June 30, 2025, as compared to 2024, primarily due to higher depreciation and amortization expense in 2025 related to amortization recorded for intangible assets acquired in the fourth quarter of 2024 in relation with the Flagstar transaction.

Servicing Segment Other Income, net
Total other income, net increased during the six months ended June 30, 2025, as compared to 2024, primarily attributable to increased float income on custodial deposits as a result of growth in the MSR portfolio, partially offset by higher interest expense from MSR financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended June 30,		Six Months Ended June 30,
			2025	2024	2025	2024
Average UPB
MSRs			$733,849	$647,080	$736,268	$627,310
Subservicing and other(1)			775,964	523,738	784,042	491,949
Total average UPB			$1,509,813	$1,170,818	$1,520,310	$1,119,259

	June 30, 2025			June 30, 2024
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$701,793	$11,101	158	$650,171	$10,023	154
Non-agency	28,715	330	115	25,854	329	127
Total MSRs	730,508	11,431	156	676,025	10,352	153

Subservicing and other(1)
Agency	707,385	N/A		481,818	N/A
Non-agency	70,749	N/A		48,004	N/A
Total subservicing and other	778,134	N/A		529,822	N/A

Total ending balance	$1,508,642	$11,431		$1,205,847	$10,352

MSRs UPB Encumbrance					June 30, 2025	June 30, 2024
MSRs - unencumbered					$667,302	$605,448
MSRs - encumbered(2)					63,206	70,577
MSRs UPB					$730,508	$676,025

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$733,752	$779,924	$1,513,676	$630,733	$505,456	$1,136,189
Additions:
Originations	9,387	—	9,387	3,775	—	3,775
Acquisitions / Increase in subservicing(1)	14,719	34,853	49,572	56,153	41,848	98,001
Deductions:
Dispositions / Decrease in subservicing(2)	(7,078)	(17,226)	(24,304)	(161)	(6,448)	(6,609)
Principal reductions and other	(7,899)	(5,983)	(13,882)	(6,180)	(3,511)	(9,691)
Voluntary reductions(3)	(11,995)	(13,135)	(25,130)	(7,956)	(7,316)	(15,272)
Involuntary reductions(4)	(354)	(299)	(653)	(317)	(207)	(524)
Net changes in loans serviced by others	(24)	—	(24)	(22)	—	(22)
Balance - end of period	$730,508	$778,134	$1,508,642	$676,025	$529,822	$1,205,847

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers
(4)Involuntary reductions refer to loan defaults, loan liquidations and loan chargeoffs.

6.1 Servicing and Subservicing and Other Portfolio UPB Rollforward

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$736,071	$819,965	$1,556,036	$587,942	$403,778	$991,720
Additions:
Originations	17,719	—	17,719	6,610	—	6,610
Acquisitions / Increase in subservicing(1)	21,759	43,519	65,278	110,356	154,260	264,616
Deductions:
Dispositions / Decrease in subservicing(2)	(8,583)	(51,497)	(60,080)	(3,305)	(9,375)	(12,680)
Principal reductions and other	(15,308)	(11,699)	(27,007)	(11,592)	(6,100)	(17,692)
Voluntary reductions(3)	(20,493)	(21,587)	(42,080)	(13,293)	(12,354)	(25,647)
Involuntary reductions(4)	(685)	(567)	(1,252)	(647)	(387)	(1,034)
Net changes in loans serviced by others	28	—	28	(46)	—	(46)
Balance - end of period	$730,508	$778,134	$1,508,642	$676,025	$529,822	$1,205,847

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan defaults, loan liquidations and loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

			June 30, 2025	June 30, 2024
Loan count			6,439,394	5,312,627
Average loan amount(1)			$233,820	$226,453
Average coupon - agency			4.4%	4.3%
Average coupon - non-agency			5.0%	4.9%
60+ delinquent (% of loans)(2)			1.4%	1.4%
90+ delinquent (% of loans)(2)			1.1%	1.1%
120+ delinquent (% of loans)(2)			1.0%	1.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total prepayment speed (12-month constant prepayment rate)	7.0%	5.6%	6.0%	5.2%

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

Table 8. Loan Modifications and Workout Units

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Modifications(1)	13,354	7,733	5,621	25,957	14,923	11,034
Workouts(2)	18,612	14,912	3,700	41,259	32,182	9,077
Total modifications and workout units	31,966	22,645	9,321	67,216	47,105	20,111

(1)Modifications consist of Agency/investor programs designed to adjust the terms of the loan (e.g., interest rates, maturity date).
(2)Workouts consist of other loss mitigation options designed to assist customers and keep them in their homes, but do not adjust the terms of the loan.

Modifications and workouts increased during the three and six months ended June 30, 2025, as compared to 2024, primarily due to growth in our servicing portfolio and the continued expansion of loss mitigation programs offered by FNMA, FHLMC, FHA, and VA which increased customer eligibility and resulted in an increase in successful modifications and workouts.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value - beginning of period	$11,345	$9,796	$11,736	$9,090
Additions:
Servicing retained from mortgage loans sold	201	73	365	137
Purchases and acquisitions of servicing rights	183	740	289	1,403
Dispositions:
Sales of servicing assets and excess yield	(86)	(195)	(250)	(237)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	108	154	(164)	325
Non-agency	(44)	1	(46)	19
Changes in valuation due to amortization:
Scheduled principal payments	(139)	(94)	(225)	(179)
Prepayments
Voluntary prepayments
Agency	(140)	(124)	(278)	(210)
Non-agency	(3)	(3)	(6)	(6)
Involuntary prepayments
Agency	(5)	(5)	(9)	(10)
Non-agency	—	—	—	—
Other changes(1)	11	9	19	20
Fair value - end of period	$11,431	$10,352	$11,431	$10,352

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as the underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of June 30, 2025 and December 31, 2024.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2025 and December 31, 2024.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value - beginning of period	$366	$420	$386	$437
Deductions:
Settlements	(15)	(16)	(30)	(33)
Changes in fair value:
Agency	5	1	—	1
Non-agency	1	1	1	1
Fair value - end of period	$357	$406	$357	$406

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

Our Originations segment is one way that we help underserved consumers access the financial markets. In the six months ended June 30, 2025, our total originations included loans for approximately 8,400 customers with low FICOs (<660), 11,400 customers with income below the U.S. median household income, 22,200 first-time homebuyers, and 3,300 veterans. During this time period, we originated approximately 15,900 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income customers, comprising $4.8 billion in total proceeds. Once these loans are originated, the underserved consumers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Service related, net - Originations(1)	$30	$19	$11	$56	$35	$21
Net gain on mortgage loans held for sale
Net (loss) gain on loans originated and sold(2)	(66)	21	(87)	(109)	37	(146)
Capitalized servicing rights(3)	194	67	127	351	127	224
Total net gain on mortgage loans held for sale	128	88	40	242	164	78
Total revenues	158	107	51	298	199	99
Expenses
Salaries, wages and benefits	56	40	16	108	74	34
General and administrative
Loan origination expenses	17	9	8	28	19	9
Corporate and other general administrative expenses	13	11	2	32	20	12
Marketing and professional service fees	12	8	4	23	16	7
Depreciation and amortization	2	1	1	4	2	2
Total general and administrative	44	29	15	87	57	30
Total expenses	100	69	31	195	131	64
Other income (expenses)
Interest income	33	15	18	62	27	35
Interest expense	(30)	(15)	(15)	(56)	(25)	(31)
Other income	3	—	3	—	—	—
Total other income, net	6	—	6	6	2	4
Income before income tax expense	$64	$38	$26	$109	$70	$39

Weighted average note rate - mortgage loans held for sale	7.8%	8.1%	(0.3)%	7.9%	8.0%	(0.1)%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	5.4%	6.9%	(1.5)%	5.5%	6.9%	(1.4)%

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

Table 12. Originations - Key Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Key Metrics
DTC PTA lock volume(1)	$2,589	$1,841	$748	$4,614	$3,317	$1,297
Correspondent PTA lock volume(1)	7,144	2,632	4,512	13,961	4,169	9,792
Total PTA lock volume	$9,733	$4,473	$5,260	$18,575	$7,486	$11,089

DTC funded volume	$2,575	$1,671	$904	$4,432	$3,011	$1,421
Correspondent funded volume	6,868	2,123	4,745	13,330	3,661	9,669
Total funded volume(2)	$9,443	$3,794	$5,649	$17,762	$6,672	$11,090

DTC volume of loans sold	$2,448	$1,548	$900	$4,138	$2,771	$1,367
Correspondent volume of loans sold	6,867	1,814	5,053	13,259	3,381	9,878
Volume of Originations loans sold	$9,315	$3,362	$5,953	$17,397	$6,152	$11,245

Recapture percentage(3)	16.9%	21.6%	(4.7)%	18.0%	22.7%	(4.7)%
Refinance recapture percentage(4)	46.7%	72.5%	(25.8)%	46.3%	70.4%	(24.1)%
Purchase as a percentage of funded volume	69.6%	62.4%	7.2%	70.7%	59.2%	11.5%
Value of capitalized servicing on retained settlements	208 bps	221 bps	(13) bps	204 bps	226 bps	(22) bps

Originations Margin
Revenue	$158	$107	$51	$298	$199	$99
PTA lock volume	$9,733	$4,473	$5,260	$18,575	$7,486	$11,089
Revenue as a percentage of PTA lock volume(5)	1.62%	2.39%	(0.77)%	1.60%	2.66%	(1.06)%

Expenses(6)	$94	$69	$25	$189	$129	$60
Funded volume	$9,443	$3,794	$5,649	$17,762	$6,672	$11,090
Expenses as a percentage of funded volume(7)	1.00%	1.82%	(0.82)%	1.06%	1.93%	(0.87)%

Originations Margin	0.62%	0.57%	0.05%	0.54%	0.73%	(0.19)%

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

Originations Segment Revenues
Total revenues increased during the three and six months ended June 30, 2025, as compared to 2024, primarily driven by higher pull-through adjusted lock volumes and funded volumes for both DTC and correspondent channels.

Originations Segment Expenses
Total expenses increased during the three months ended June 30, 2025, as compared to 2024, primarily due to an increase in salaries, wages and benefits expense, and loan origination expenses. The increase in salaries, wages and benefits expense in 2025 was primarily driven by variable compensation attributable to higher originations funding volume. Loan originations expenses increased primarily due to higher originations volume in both channels.

Total expenses increased during the six months ended June 30, 2025, as compared to 2024, primarily due to an increase in salaries, wages and benefits expense, and corporate and other general administrative expenses. The increase in salaries, wages and benefits expense in 2025 was primarily driven by variable compensation attributable to higher originations funding volume. Corporate and other general administrative expenses increased primarily due to the Flagstar third-party origination operations, which were acquired in the fourth quarter of 2024, being fully operational in 2025.

Originations Segment Other Income, Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes for other income (expenses), net, during the three and six months ended June 30, 2025, as compared to 2024, since interest income and interest expense increased commensurately and largely offset.

Originations Margin
The Originations Margin for the three months ended June 30, 2025 increased, as compared to 2024, primarily due to lower expenses as a percentage of funded volume driven by process improvement. Direct-to-consumer channel mix was 27% and 41% for the three months ended June 30, 2025 and 2024, respectively.

The Originations Margin for the six months ended June 30, 2025 decreased, as compared to 2024, primarily due to lower revenue as a percentage of PTA lock volume driven by lower margins from a shift in channel mix from higher margin direct-to-consumer to lower margin correspondent. Direct-to-consumer channel mix was 25% and 44% for the six months ended June 30, 2025 and 2024, respectively.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Corporate/Other - Operations
Total revenues	$16	$20	$(4)	$33	$42	$(9)
Total expenses	82	60	22	177	130	47
Interest expense	81	67	14	162	129	33
Other expense, net	(4)	(8)	4	(12)	(11)	(1)

Key Metrics
Average exchange inventory under management	25,778	25,887	(109)	25,530	27,129	(1,599)

Total revenues decreased during the three and six months ended June 30, 2025, as compared to 2024, primarily due to a decline in Xome revenues as the average exchange volume decreased.

Total expenses increased during the three and six months ended June 30, 2025, as compared to 2024, primarily attributable to transaction costs related to the merger with Rocket and transition costs associated with the Flagstar Transaction incurred in 2025.

Interest expense increased during the three and six months ended June 30, 2025, as compared to 2024, due to the issuance of the 2032 Notes in February 2024 and the 2029 Notes in August 2024. For further discussion, refer to Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Other expense, net decreased in the three months ended June 30, 2025 as compared to 2024 primarily due to reduction in the bargain purchase gain related to an acquisition in 2024. Other expense, net remained consistent for the six months ended June 30, 2025, as compared to 2024.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our advance, warehouse and MSR facilities. We held cash and cash equivalents on hand of $783 as of June 30, 2025 compared to $753 as of December 31, 2024. We have sufficient borrowing capacity to support our operations. As of June 30, 2025, total available borrowing capacity for advance, warehouse, and MSR facilities was $15,101, of which $3,058 was collateralized and immediately available to draw. During the six months ended June 30, 2025, we increased capacity on our MSR and warehouse facilities by $500 and $350, respectively. For more information on our advance, warehouse, and MSR facilities, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2024.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Six Months Ended June 30,
	2025	2024	Change
Net cash attributable to:
Operating activities	$525	$(136)	$661
Investing activities	(150)	(1,273)	1,123
Financing activities	(397)	1,473	(1,870)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(22)	$64	$(86)

Operating activities
Operating activities generated cash of $525 during the six months ended June 30, 2025, compared to cash used of $136 in 2024. The change was primarily due to an increase of $552 in cash generated from originations net sales activities, partially offset by an increase of $203 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations.

Investing activities
Cash used in investing activities decreased to $150 during the six months ended June 30, 2025 from $1,273 in 2024. The decrease was primarily due to a reduction of $1,147 in cash used for the purchase of mortgage servicing rights in 2025.

Financing activities
Our financing activities used cash of $397 during the six months ended June 30, 2025, compared to generated cash of $1,473 in 2024. The change was primarily due to the proceeds of $1,000 from the issuance of the 2032 unsecured senior notes in the first quarter of 2024. In addition, advance, warehouse and MSR facilities had net payment of $341 during the six months ended June 30, 2025, compared to net borrowing of $621 in 2024.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our primary operating subsidiary, Nationstar Mortgage LLC, as well as Cypress Loan Servicing LLC. As of June 30, 2025, we were in compliance with our required financial covenants.

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

As of June 30, 2025, Nationstar Mortgage LLC and Cypress Loan Servicing LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 15. Debt - Principal Amount

	June 30, 2025	December 31, 2024
Advance facilities	$627	$849
Warehouse facilities	2,287	2,016
MSR facilities	3,260	3,650
Unsecured senior notes	4,950	4,950

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of June 30, 2025, we had a total borrowing capacity of $1,400, of which we could borrow an additional $773.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of June 30, 2025, we had a total borrowing capacity of $6,201, of which we could borrow an additional $3,914.

MSR Facilities
Our MSR facilities provide financing for our servicing portfolio and investments. As of June 30, 2025, we had a total borrowing capacity of $7,500, of which we could borrow an additional $4,240.

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

Contractual Obligations
As of June 30, 2025, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”) requires a public entity to disclose, at each interim and annual reporting period, certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

We used June 30, 2025 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2025 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	June 30, 2025
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(257)	$230
Mortgage loans held for sale at fair value	9	(9)
Derivative financial instruments:
Treasury futures	92	(90)
Forward MBS trades	85	(92)
Interest rate lock commitments	11	(13)
Total change in assets	(60)	26
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(1)	1
Excess spread financing at fair value	(3)	2
Derivative financial instruments:
Forward MBS trades	25	(31)
Interest rate lock commitments	(1)	1
Total change in liabilities	20	(27)
Total, net change	$(80)	$53

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2025.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock and authorized an additional $200 million in each of July 2023 and July 2024. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. As of June 30, 2025, $190 million of common stock remain available for repurchase. During the three months ended June 30, 2025, no shares of our common stock were repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

On June 13, 2025, Jay Bray, our Chairman and Chief Executive Officer, entered into a pre-arranged stock trading plan (the “10b5-1 Plan”) with a brokerage firm to sell up to a maximum of 240,000 shares of the Company’s common stock between October 2, 2025 and October 2, 2026. The 10b5-1 Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.
Certain Compensation Arrangements

As previously reported, on January 9, 2025, Mike Rawls, EVP & Chief Executive Officer of Xome, notified the Company of his intention to retire from his position at the Company on June 30, 2025. On July 18, 2025, the Compensation Committee of the Board of Directors of the Company approved (i) a pro-rated Executive Management Incentive Program bonus at target for Mr. Rawls in the amount of $540,000 in recognition of Mr. Rawls’ service to the Company during 2025 and (ii) the Company’s payment of Mr. Rawls’ COBRA coverage for 18 months.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Amendment Number 10 dated June 24, 2025 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller
X
10.2
Amendment Number Five, dated April 4, 2025 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender
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

MR. COOPER GROUP INC.

July 23, 2025	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

July 23, 2025	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)